Form 10-Q
period 1997-06-30
EZCONY INTERAMERICA INC
filed 1997-08-14
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 1997             COMMISSION FILE NO. 0-20406

                            EZCONY INTERAMERICA INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    BRITISH VIRGIN ISLANDS                                  NOT APPLICABLE
-------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)

   CRAIGMUIR CHAMBERS, P.O. BOX 71,
          ROAD TOWN, TORTOLA                           BRITISH VIRGIN ISLANDS
----------------------------------------               ----------------------
(Address of Principal Executive Offices)                       (Country)

Registrant's telephone number, including area code:
(507) 441-6566 (PANAMA) AND (305) 599-1352 (U.S.A.)
---------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At August 1, 1997 there were outstanding:

                      4,510,000 common shares, no par value

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EZCONY INTERAMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                    (UNAUDITED)              (A)
                                   ASSETS                            JUNE 30,           DECEMBER 31,
                                                                       1997                 1996
                                                                   ------------         ------------
Current assets:
  Cash                                                             $    204,121         $    311,419
  Trade accounts receivable, net                                     23,545,140           18,194,043
  Due from directors, officers and employees, net                       375,138              119,038
  Inventories                                                        11,772,488            9,926,498
  Prepaid expenses and other current assets                           1,219,863            1,099,069
  Restricted cash                                                     7,440,963            6,082,924
                                                                   ------------         ------------
      Total current assets                                           44,557,713           35,732,991

Property, plant and equipment, net                                    1,716,030            1,276,563
Other assets                                                            644,917              532,298
                                                                   ------------         ------------

      Total assets                                                   46,918,660           37,541,852
                                                                   ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                      66,047               61,604
  Notes and acceptances payable                                      21,901,551           11,703,686
  Accounts payable                                                   15,491,671           14,802,647
  Accrued expenses and other liabilities                                891,638              677,536
  Net current liabilities of discontinued operations                  2,134,771              101,857
                                                                   ------------         ------------
      Total current liabilities                                      40,485,678           27,347,330

Long-term debt                                                          425,576              457,902
                                                                   ------------         ------------
      Total liabilities                                              40,911,254           27,805,232
                                                                   ------------         ------------

Shareholders' equity:
  Common stock, no par value; 15,000,000 shares authorized;
    4,500,000 issued and outstanding                                 12,941,910           12,941,910
  Accumulated deficit                                                (6,934,504)          (3,205,290)
                                                                   ------------         ------------
      Total shareholders' equity                                      6,007,406            9,736,620
                                                                   ------------         ------------

      Total liabilities and shareholders' equity                   $ 46,918,660         $ 37,541,852
                                                                   ============         ============

(A) Derived from the audited consolidated financial statements as of December 31, 1996.

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS.

EZCONY INTERAMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND ACCUMULATED DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

                                                                      JUNE 30,             JUNE 30,
                                                                        1997                 1996
                                                                    ------------         ------------
Net sales                                                           $ 60,578,394         $ 42,512,037
Cost of sales                                                         56,588,793           39,411,774
                                                                    ------------         ------------

        Gross profit                                                   3,989,601            3,100,263

Selling, general and administrative expenses                           3,839,666            2,482,114
                                                                    ------------         ------------

Operating income                                                         149,935              618,149
                                                                    ------------         ------------
Other income (expense):
   Interest income                                                       195,435              150,431
   Interest expense                                                     (888,812)            (451,944)
   Other income                                                           92,952              216,631
                                                                    ------------         ------------

                                                                        (600,425)             (84,882)
                                                                    ------------         ------------

Income (loss) from continuing operations before income taxes            (450,490)             533,267

Provision for income taxes                                                  --                 98,990
                                                                    ------------         ------------

Income (loss) from continuing operations                                (450,490)             434,277
                                                                    ------------         ------------

Loss from discontinued operations, net of income taxes of $0            (733,938)            (219,615)

Loss on disposal, including provision of $1,375,092 for
 operating losses during phase-out period, net of income
 taxes of $0                                                          (2,544,786)                   -
                                                                    ------------         -------------
                                                                      (3,278,724)            (219,615)
                                                                    ------------         -------------


Net income (loss)                                                     (3,729,214)             214,662

Accumulated deficit, beginning of period                              (3,205,290)          (4,282,944)
                                                                    ------------         ------------

Accumulated deficit, end of period                                  $ (6,934,504)        $ (4,068,282)
                                                                    ============         ============
Income (loss) per share:
   Continuing operations                                            $      (0.10)        $       0.10
   Discontinued operations                                                 (0.73)               (0.05)
                                                                    ------------         ------------
                                                                    $      (0.83)        $       0.05
                                                                    ============         ============

Weighted average number of common shares outstanding                   4,500,000            4,500,000
                                                                    ============         ============

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

EZCONY INTERAMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


                                                                      JUNE 30,             JUNE 30,
                                                                        1997                 1996
                                                                    ------------         ------------
Net sales                                                           $ 33,718,184         $ 23,828,843
Cost of sales                                                         31,643,389           22,191,519
                                                                    ------------         ------------

        Gross profit                                                   2,074,795            1,637,324

Selling, general and administrative expenses                           2,336,604            1,298,445
                                                                    ------------         ------------

Operating income (loss)                                                 (261,809)             338,879
                                                                    ------------         ------------
Other income (expense):
   Interest income                                                        73,066               75,217
   Interest expense                                                     (456,172)            (244,809)
   Other income                                                           50,935              182,783
                                                                    ------------         ------------

                                                                        (332,171)              13,191
                                                                    ------------         ------------

Income (loss) from continuing operations before income taxes            (593,980)             352,070

Provision for income taxes                                                  --                 43,113
                                                                    ------------         ------------

Income (loss) from continuing operations                                (593,980)             308,957
                                                                    ------------         ------------

Loss from discontinued operations, net of income taxes of $0            (525,078)            (133,111)
Loss on disposal, including provision of $1,375,092 for
 operating losses during phase-out period, net of income
 taxes of $0                                                          (2,544,786)                   -
                                                                    ------------         -------------
                                                                      (3,069,864)            (133,111)
                                                                    ------------         -------------


Net income (loss)                                                     (3,663,844)             175,846

Accumulated deficit, beginning of period                              (3,270,660)          (4,244,128)
                                                                    ------------         ------------

Accumulated deficit, end of period                                  $ (6,934,504)        $ (4,068,282)
                                                                    ============         ============
Income (loss) per share:
   Continuing operations                                            $      (0.13)        $       0.07
   Discontinued operations                                                 (0.68)               (0.03)
                                                                    ------------         ------------
                                                                    $      (0.81)        $       0.04
                                                                    ============         ============

Weighted average number of common shares outstanding                   4,500,000            4,500,000
                                                                    ============         ============

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

EZCONY INTERAMERICA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

                                                                                JUNE 30,             JUNE 30,
                                                                                  1997                 1996
                                                                              ------------         -----------
Cash flows from operating activities:
  Net income (loss)                                                           $ (3,729,214)        $   214,662
  Reconciliation of net income (loss) to net cash used in
    Operating activities -
    Depreciation and amortization                                                  100,919              92,066
    Provision for doubtful accounts                                                560,904             327,176
    Provision for inventory write-down                                                --                56,996
    Gain on sale of property, plant and equipment                                     --                (1,028)
    Provision for loss from discontinued operations                              2,544,786                 --
    Changes in operating assets and liabilities:
      Increase in trade accounts receivable                                     (5,912,001)         (1,856,929)
      Increase in due from directors, officers and employees, net                 (256,100)            (34,011)
      Increase in inventories                                                   (1,845,990)         (3,606,694)
      Decrease (increase) in prepaid expenses and other current assets            (120,794)             79,279
      Decrease (increase) in other assets                                         (112,619)             52,409
      Increase in accounts payable                                                 689,024           1,788,635
      Increase in accrued expenses and other liabilities                           214,102              67,238
      Decrease in income taxes payable                                                --               (74,895)
      Net changes in discontinued operations                                      (511,872)            (36,799)
                                                                              ------------         -----------
          Net cash used in operating activities                                 (8,378,855)         (2,931,895)
                                                                             -------------        ------------

Cash flows from investing activities:
  Increase in restricted cash, net                                              (1,358,039)         (1,005,675)
  Purchase of property, plant and equipment                                       (540,386)            (69,271)
  Proceeds from sale of property, plant and equipment                                 --                23,450
  Deposit to purchase building                                                        --               (72,500)
                                                                              ------------         -----------
          Net cash used in investing activities                                 (1,898,425)         (1,123,996)
                                                                              ------------         -----------
Cash flows from financing activities:
  Borrowings of notes and acceptance payables, net                              10,197,865           2,744,208
  Repayment of long-term debt                                                      (27,883)            (26,575)
                                                                              ------------         -----------
          Net cash provided by financing activities                             10,169,982           2,717,633
                                                                              ------------         -----------


Net decrease in cash                                                              (107,298)         (1,338,258)

Cash at beginning of period                                                        311,419           2,135,333
                                                                              ------------         -----------

Cash at end of period                                                         $    204,121         $   797,075
                                                                              ============         ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                      $  1,090,048         $   614,786
                                                                              ============         ===========

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

(1)   BASIS OF FINANCIAL STATEMENT PRESENTATION

      In management's opinion, the accompanying unaudited condensed consolidated financial statements of Ezcony Interamerica Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997 and 1996, and the results of its operations for the six and three months ended June 30, 1997 and 1996. The results of operations and cash flows for the six months ended June 30, 1997 and the results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

      The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   DISCONTINUED OPERATIONS

On August 5, 1997, the Company's Board of Directors approved a plan to sell or liquidate its non-core business subsidiary, New World Interactive, Inc. ("New World Interactive") as part of an overall restructuring program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive is engaged in the production and distribution of Spanish and Portuguese CD-ROM software. Significant needed capital requirements and sales not materialising contributed to the decision to discontinue the subsidiary. The

Company anticipates that the business will be sold or liquidated by December 31, 1997. Accordingly, New World Interactive is reported as a discontinued operation in the accompanying condensed consolidated financial statements. Net liabilities of the discontinued operation at June 30, 1997, consist primarily of accounts payables, accrued expenses and estimated loss on disposal which is offset by accounts receivable and inventory. The estimated loss on the disposal of New World Interactive is $2,544,786, consisting of an estimated loss on disposal of the business of $1,169,694 and a provision of $1,375,092 for anticipated operating losses until disposal.

Discontinued operations include management's best estimates of the amounts expected to be realized on the sale or liquidation of New World Interactive's assets. Significant contractual obligations exist that must be negotiated due to the nature and conduct of the business and there can be no assurances as to the outcome of these negotiations. While the estimates are based on current negotiations, the amounts the Company will ultimately realize could differ materially in the near term from amounts assumed in arriving at the loss on disposal of the discontinued operations.

Sales for the six months ended June 30, 1997 and 1996 were $843,690 and $1,744,050, respectively, and for the three months ended June 30, 1997 were $331,125 and $926,263, respectively.


(3)   NET INCOME (LOSS) PER COMMON SHARE

      Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method. The outstanding warrants and options to purchase common share were anti-dilutive or not materially dilutive during the periods presented.


      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", requires the disclosure of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. The computation under SFAS No. 128 differs from the computation of primary and fully diluted earnings per share under Accounting Principles Board ("APB") Opinion No. 15 primarily in the manner which potential common stock (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) is treated. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In the computation of diluted earnings per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock.

      Basic and diluted earnings per share computed in accordance with SFAS No. 128 for the six and three months ended June 30, 1997 and 1996 does not differ from the primary earnings per share reported in the accompanying condensed consolidated statements of operations and accumulated deficit.

(4)   INCOME TAXES

      Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are tax exempt. Therefore, the Company did not record any provision for income taxes.

(5)   SUBSEQUENT EVENT

      On April 25, 1997, the Company awarded to an outside consultant 250,000 stock warrants at an exercise price of $2.00 in connection with the execution of a consulting agreement. Subsequent to June 30, 1997, the 250,000 stock warrants were canceled in connection with the termination of the consulting agreement.

(6)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for the fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not yet determined the impact of the implementation of SFAS 130.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS 131 also makes a number of changes to existing disclosure requirements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has not yet determined the impact of the implementation of SFAS 131.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

DISCONTINUED OPERATIONS

     On August 5, 1997, the Company's Board of Directors approved a plan to sell or liquidate its non-core business subsidiary, New World Interactive, as part of an overall restructuring program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive is engaged in the production and distribution of Spanish and Portuguese CD-ROM software. Significant needed capital requirements and sales not materialising contributed to the decision to discontinue the subsidiary. The financial information given below for the six months and three months ended June 30, 1997 and 1996 refer to the continuing operations of the Company and exclude the operations of New World Interactive.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

NET SALES

      Net sales increased 42% to $60.6 million for the six months ended June 30, 1997 from $42.5 million for the same period in 1996. The Company is continuing its efforts to increase sales in its various markets by expanding its product lines to include new brand names and by entering into new markets.

      Decreased sales to Turkey ($1.2 million) and Ecuador ($1.1 million) were more than offset by increased sales to Colombia ($7.7 million), United States of America ($5.5 million), Paraguay ($1.7 million), Argentina ($1.3 million) and increased sales in various other markets.

GROSS PROFIT

      Gross profit increased 29% to $4.0 million for the six months ended June 30, 1997 from $3.1 million for the same period in 1996.

      The Company's gross profit margin decreased to 6.6% in the six months ended June 30, 1997 from 7.3% in the comparable 1996 period due to lower average selling prices resulting from increased competition and the new product lines which carry a lower margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses increased to $3.8 million for the six months ended June 30, 1997 versus $2.5 million for the same period in 1996.

     Selling, general, and administrative expenses were in large part affected by charges incurred by the Company within this period as follows: (i) reserves for disputed amounts arising in the normal course of business and other losses totaling approximately $273,000, (ii) certain charges aggregating approximately $228,000 consisting primarily of (a) costs associated with hiring of sales and other personnel (b) opening a new sales office, (c) severance costs of a key executive and (d) consultant fees for assisting in implementing a strategic plan for the Company, and (iii) the result of additional provisions for doubtful accounts aggregating approximately $306,000 from two former customers.

INTEREST

      Interest income increased from $150,000 for the six months ended June 30, 1996 to $195,000 for the same period in 1997 due to higher average daily balances of restricted cash.

      Interest expense increased to $889,000 for the six months ended June 30, 1997 from $452,000 for the same period in 1996, as a result of additional borrowings.

OTHER INCOME

      Other income decreased to $93,000 for the six months ended June 30, 1997 from $217,000 for the same period in 1996. This decrease is primarily attributable to the $108,000 settlement of a suit filed against the Company's insurance carrier that was recorded in the 1996 period.

INCOME (LOSS) FROM CONTINUING OPERATIONS

      Loss from continuing operations was $450,000 ($.10 per share) in the six months ended June 30, 1997 compared to income from continuing operations of $434,000 ($.10 per share) in the six months ended June 30, 1996. The change was primarily due to the increase in selling, general and administrative expenses.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1996.

      Net sales increased 42% to $33.7 million for the three months ended June 30, 1997 from $23.8 million for the same period in 1996. The Company is continuing its efforts to increase sales in its various markets by expanding its product lines to include new brand names and by entering into new markets.

      Decreased sales to Ecuador ($1.5 million), Mexico ($1.4 million) and Turkey ($450,000) were more than offset by increased sales to Colombia ($5.1 million), United States of America ($4.6 million), Argentina ($900,000), Paraguay ($769,000), Peru ($719,000) and increased sales in various other markets.

GROSS PROFIT

      Gross profit increased 27% to $2.1 million for the three months ended June 30, 1997 from $1.6 million for the same period in 1996.

      The Company's gross profit margin decreased to 6.2% in the three month period ended June 30, 1997 compared to 6.9% in the comparable 1996 period due to lower average selling prices resulting from increased competition and the new product lines which carry a lower margin.

SELLING, GENERAL, ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses increased to $2.3 million for the three months ended June 30, 1997 compared to $1.3 million for the same period in 1996.

      Selling, general, and administrative expenses were in large part affected by charges incurred by the Company within this period as follows:
(i) reserves for disputed amounts arising in the normal course of business and other losses totaling approximately $273,000, (ii) certain charges aggregating approximately $110,000 consisting primarily of (a) costs associated with hiring of sales and other personnel (b) opening a new sales office, (c) severance costs of a key executive and (d) consultant fees for assisting in implementing a strategic plan for the Company, and (iii) the result of additional provisions for doubtful accounts aggregating approximately $306,000 from two former customers.

INTEREST

      Interest income remained relatively stable at $73,000 for the three months ended June 30, 1997 compared to $75,000 for the same period in 1996.

      Interest expense increased to $456,000 for the three months ended June 30, 1997 compared to $245,000 for the same period in 1996 as a result of additional borrowings.

OTHER INCOME

      Other income decreased to $51,000 for the three months ended June 30, 1997 compared to $183,000 for the three months ended June 30, 1996. This decrease is primarily attributable to the $108,000 settlement of a suit filed against the Company's insurance carrier that was recorded in the 1996 period.

INCOME (LOSS) FROM CONTINUING OPERATIONS

      Loss from continuing operations was $594,000 ($0.13 per share) in the three months ended June 30, 1997 compared to income from continuing operations of $309,000 ($0.07 per share) in the three months ended June 30, 1996. The change was primarily due to the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations through short term bank borrowings, trade credit and, to a lesser extent, internally generated funds.

      The Company used $8.4 million in cash for operating activities in the six months ended June 30, 1997. This utilization was primarily due to $5.9 million in increased accounts receivable and $1.8 million for increased inventory which was offset in part by $689,000 in increased accounts payable.

      Cash used in investing activities was $1.9 million in the six months ended June 30, 1997 primarily attributable to an increase in restricted cash balances required to secure additional borrowings of $1.4 million and capital expenditures approximating $500,000 made in conjunction with the relocation of the Company's warehouse and offices to a new facility located in Colon, Panama which is expected to be completed by September 1997.

      Cash provided by financing activities was $10.2 million in the six months ended June 30,1997 principally due to obtaining additional bank borrowings.

     Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations and by consolidating its current credit facilities with one or two primary lenders. As the Company expanded sales in existing markets such sales were primarily made on a credit basis as compared to cash basis. The number of days sales in accounts receivable was 70 days at June 30, 1997 compared to 63.6 days at June 30, 1996 which has also adversely affected liquidity.

       The Company has since December 31, 1996 increased its bank credit lines from $21.3 million to $37.4 million in an effort to increase sales volumes as access to additional products is limited. The increase in lines of credit for the Company's operations will also enable the Company to better balance its cash needs against collection of receivables. The Company believes that current available credit facilities are sufficient to meet its short-term sales objectives, however, to support continued long-term sales growth it must increase its borrowing capacity.

     During the remainder of 1997, the Company intends to consolidate its borrowings in an effort to obtain lower interest rates and reduce inventory carrying costs factoring its trade accounts receivables which would also limit the Company's exposures to credit, political and transfer risk. There can be no assurances that the Company will be able to finance its trade accounts receivables.

      The Company continues to have a good relationship with its two principal suppliers, Sony and Pioneer. At June 30, 1997, the Company's credit facility with Sony was $11 million and $8 million with Pioneer compared to $8 million for Sony and $4.5 million for Pioneer at December 31, 1996 and $6 million for Sony and $4.5 million for Pioneer at June 30, 1996. From time to time Sony and Pioneer have allowed the Company to increase its credit line above its stated credit.

      As of June 30, 1997, the Company had outstanding on its credit facilities with its major suppliers approximately $12.0 million with no past due balances. Management believes, that through collections from normal operations and utilization of bank lines, the Company will maintain all accounts current and be able to support ongoing operations. Historically, the Company in part utilizes bank lines to extend the number of days credit granted by suppliers.

      At June 30, 1997, the Company had with eleven banks an aggregate of $37.4 million in bank facilities of which $33.1 million was utilized. From time to time, the Company is overdue with various of its bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowings. No restructured borrowings currently exist. All of the Company's lines of credit and credit facilities from its various lenders are callable on demand as construed under the laws of Panama and the United States, as applicable.

FORWARD LOOKING STATEMENTS

      From time to time, the Company publishes forward-looking statements, including certain statements in the Management's Discussion and Analysis of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters the private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others, (i) the ability of the Company to sell or otherwise liquidate the operations of its New World Interactive subsidiary; (ii) expansion of the Company's "core" business into new geographic markets and within its current markets; (iii) the general availability of credit from its principal suppliers and banks to the Company to finance its inventory, specifically, the continued cooperation of its major suppliers and its banks to provide credit and their forbearance from time to time; (iv) the expansion of available credit through the successful consolidation of the Company's borrowings; (v) the lack of adverse economic development in those foreign countries in which the Company conducts a material amount of business, including Colombia, Paraguay and Argentina.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 21, 1997, the Company held its annual shareholders meeting. Each of the seven directors seeking re-election and a new Director were elected as follows:

NAME                                    FOR              AGAINST
----                                    ---              -------
Ezra Cohen                          2,861,606              -0-
Moises Ezra Cohen                   2,861,606              -0-
David Djemal                        2,861,606              -0-
Michael G. Dowling                  2,861,606              -0-
Ezra Homsany Gateno                 2,861,606              -0-
Daniel Homsany                      2,861,606              -0-
Leonard J. Sokolow                  2,861,606              -0-
Enrique P. Lacs (New Director)      1,823,110              -0-

No director had more than 7,630 votes withheld for his election. There were no abstentions or broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    10.1  International License, Distribution and Localization
                    Agreement dated February 28, 1997 by and between Accolade, Inc. and New World Interactive, Inc.

              10.2 Credit Financing Agreement with Hamilton Bancorp Inc. dated May 7, 1997

              10.3 Consulting Agreement with Ocean Reef Management, Inc. dated April 25, 1997

              10.4 Cancellation of Consulting Agreement with Ocean Reef Management, Inc. dated July 7, 1997

              10.5 Mutual General Release between the company and Ocean Reef Management, Inc., dated August 13, 1997

              10.6 Addendum dated May 12, 1997 to the Distribution Agreement for Motorola Cellular Products dated June 17, 1996 by and between King David Com. Exportacao e Importacao Ltda. and Ezcony Interamerica Inc.

              10.7 Termination Agreement dated April 24, 1997 between Ezcony Interamerica Inc. and its subsidiaries and John A. Galea

              10.8  Termination Agreement dated June 18, 1997 and
                    Confidentiality and Non-Competition Agreement by and between Ezcony Interamerica Inc. and subsidiaries and Ezra Homsany

              27    Financial Data Schedule

              99 Review Report of Coopers & Lybrand L.L.P. on Second Quarter Financial Statements


       (b) No Form 8-K was filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EZCONY INTERAMERICA INC.

Date: August 14, 1997                 By: /s/ EZRA COHEN
                                          -------------------------
                                          Ezra Cohen, President and
                                          Chief Executive Officer

Date: August 14, 1997                 By: /s/ ANA M. MENENDEZ
                                          -------------------------
                                          Ana M. Menendez,
                                          Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                                     PAGE
-------                                                                     ----

 10.1 International License, Distribution and Localization Agreement dated February 28, 1997 by and between Accolade, Inc. and New World Interactive, Inc.

 10.2     Credit Financing Agreement with Hamilton Bancorp Inc. dated
          May 7, 1997

 10.3     Consulting Agreement with Ocean Reef Management, Inc. dated
          April 25, 1997

10.4 Cancellation of Consulting Agreement with Ocean Reef Management, Inc. dated July 7, 1997

10.5 Mutual General Release between the company and Ocean Reef Management, Inc., dated August 13, 1997

10.6 Addendum dated May 12, 1997 to the Distribution Agreement for Motorola Cellular Products dated June 17, 1996 by and between King David Com. Exportacao e Importacao Ltda. and Ezcony Interamerica Inc.

10.7 Termination Agreement dated April 24, 1997 between Ezcony Interamerica Inc. and its subsidiaries and John A. Galea

10.8 Termination Agreement dated June 18, 1997 and Confidentiality and Non-Competition Agreement by and between Ezcony Interamerica Inc. and subsidiaries and Ezra Homsany

27        Financial Data Schedule (For SEC Use Only)

99 Review Report of Coopers & Lybrand L.L.P. on Second Quarter Financial Statements