Form 10-Q
period 1997-09-30
EZCONY INTERAMERICA INC
filed 1997-11-13
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997       COMMISSION FILE NO. 0-20406


                            EZCONY INTERAMERICA INC.
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

  BRITISH VIRGIN ISLANDS                                  NOT APPLICABLE
 -------------------------------                   ---------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

 CRAIGMUIR CHAMBERS, P.O. BOX 71,
 ROAD TOWN, TORTOLA                                    BRITISH VIRGIN ISLANDS
 ----------------------------------------             -----------------------
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

At November 1, 1997 there were outstanding:

        4,510,000 common shares, no par value


                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                           PAGE
                                                                                                           ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets
       September 30, 1997 and December 31, 1996..............................................................3

     Condensed Consolidated Statements of Operations and Accumulated Deficit
       Three Months Ended September 30, 1997 and 1996........................................................4

     Condensed Consolidated Statements of Operations and Accumulated Deficit
       Nine Months Ended September 30, 1997 and 1996.........................................................5

     Condensed Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1997 and 1996.........................................................6

     Notes to Condensed Consolidated Financial Statements....................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...............9


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ....................................................................14

Signatures...................................................................................................15






                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                (UNAUDITED)                (A)
                          ASSETS                              SEPTEMBER 30,          DECEMBER 31,
                                                                  1997                   1996
                                                            -----------------      -----------------
Current assets:
  Cash                                                      $       2,172,591       $        311,419
  Trade accounts receivable, net                                   31,249,372             18,194,043
  Due from directors, officers and employees, net                     491,211                119,038
  Inventories                                                      10,920,038              9,926,498
  Prepaid expenses and other current assets                         2,147,153              1,099,069
  Restricted cash                                                   8,584,319              6,082,924
                                                            -----------------       ----------------
      Total current assets                                         55,564,684             35,732,991

Property, plant and equipment, net                                  1,993,389              1,276,563
Other assets                                                          654,300                532,298
                                                            -----------------       ----------------

      Total assets                                          $      58,212,373       $     37,541,852
                                                            =================       ================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                         $          68,049       $         61,604
  Notes and acceptances payable                                    24,652,373             11,703,686
  Accounts payable                                                 23,921,088             14,802,647
  Accrued expenses and other liabilities                            1,198,808                677,536
  Net current liabilities of discounted operations                  1,998,836                101,857
                                                            -----------------       ----------------
      Total current liabilities                                    51,839,154             27,347,330

Long-term debt                                                        397,868                457,902
                                                            -----------------       ----------------
      Total liabilities                                            52,237,022             27,805,232
                                                            -----------------       ----------------

Shareholders' equity:
  Common stock, no par value; 15,000,000 shares authorized;
    issued and outstanding 4,510,000 shares in 1997 and
    4,500,000 shares in 1996                                       12,954,723             12,941,910
  Accumulated deficit                                              (6,979,372)            (3,205,290)
                                                            -----------------       ----------------
      Total shareholders' equity                                    5,975,351              9,736,620
                                                            -----------------       ----------------

      Total Liabilities and shareholders' equity            $      58,212,373       $     37,541,852
                                                            =================       ================


(A) Derived from the audited consolidated financial statements as of December 31, 1996.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                                      1997                 1996
                                                                ----------------     ----------------

Net sales                                                      $    49,607,025      $    32,290,092
Cost of sales                                                       46,457,876           29,820,165
                                                                --------------       --------------
        Gross profit                                                 3,149,149            2,469,927

Selling, general and administrative expenses                         2,769,272            1,646,847
                                                                --------------       --------------

Operating income                                                       379,877              823,080
                                                                --------------       --------------

Other income (expense):
   Interest income                                                     124,976               92,407
   Interest expense                                                   (595,950)            (366,902)
   Other income                                                         46,229               66,883
                                                                --------------       --------------
                                                                      (424,745)            (207,612)

                                                                --------------       --------------

Income (loss) from continuing operations become income taxes          (44,868)              615,468

Provision for income taxes                                                  --               29,430
                                                                --------------       --------------

Income (loss) from continuing operations                               (44,868)             586,038
                                                                --------------       --------------

Loss from discontinued operations, net of income taxes of $0                --            (182,644)

                                                                --------------       --------------

Net income (loss)                                                      (44,868)             403,394

Accumulated deficit, beginning of period                            (6,934,504)          (4,068,282)
                                                                --------------       --------------

Accumulated deficit, end of period                              $   (6,979,372)      $   (3,664,888)
                                                                ==============       ==============

Income (loss) per share:

   Continuing operations                                        $        (0.01)      $          0.13
   Discontinued operations                                                  --                 (0.04)
                                                                --------------       ---------------
                                                                $        (0.01)      $          0.09
                                                                ==============       ===============

Weighted average number of common shares outstanding                 4,504,456             4,500,000
                                                                ==============       ===============



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                                      1997                 1996
                                                                ----------------     ----------------

Net sales                                                       $   110,185,419       $    74,965,190
Cost of sales                                                       103,046,669            69,530,000
                                                                ---------------       ---------------

        Gross profit                                                  7,138,750             5,435,190

Selling, general and administrative expenses                          6,608,938             3,993,961
                                                                ---------------       ---------------
Operating income                                                        529,812             1,441,229
                                                                ----------------      ---------------

Other income (expense):
   Interest income                                                      320,411               242,838
   Interest expense                                                  (1,484,762)             (818,846)
   Other income                                                         139,181               283,514
                                                                ---------------       ---------------
                                                                     (1,025,170)             (292,494)

                                                                ---------------       ---------------

Income (loss) from continuing operations before income taxes           (495,358)            1,148,735

Provision for income taxes                                                  --                128,420
                                                                ---------------       ---------------

Income (loss) from continuing operations                               (495,358)            1,020,315
                                                                ---------------       ---------------

Loss from discontinued operations, net of income taxes of $0           (733,938)             (402,259)
Loss on disposal, including provision of $1,375,092 for operating
  losses during phase-out period, net of income taxes of $0          (2,544,786)                   --
                                                                ---------------       ---------------
                                                                     (3,278,724)             (402,259)
                                                                ---------------       ---------------

Net income (loss)                                                    (3,774,082)              618,056

Accumulated deficit, beginning of period                             (3,205,290)           (4,282,944)
                                                                ---------------       ---------------

Accumulated deficit, end of period                              $    (6,979,372)      $    (3,664,888)
                                                                ===============       ===============

Income (loss) per share:
   Continuing operations                                        $         (0.11)     $           0.23
   Discontinued operations                                                (0.73)                (0.09)
                                                                ---------------      ----------------
                                                                $         (0.84)     $           0.14
                                                                ================     ================

Weighted average number of common shares outstanding            $      4,501,485     $      4,500,000
                                                                ================     ================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                      1997                 1996
                                                                ---------------       --------------

Cash flows from operating activities:
  Net income (loss)                                             $   (3,774,082)        $      618,056
  Reconciliation of net income (loss) to net cash used in
    Operating activities -
    Depreciation and amortization                                      146,526                136,728
    Provision for doubtful accounts                                  1,358,874                587,492
    Provision for inventory write-down                                      --                 56,996
    Loss (gain) on sale of property, plant and equipment                 5,198                 (1,028)
    Loss on disposal of discontinued operations                      2,544,786                     --
    Changes in operating assets and liabilities:
      Increase in trade accounts receivable                        (14,414,203)            (4,178,778)
      Increase in due from directors,
       officers and employees, net                                    (372,173)               (22,512)
      Increase in inventories                                         (993,540)            (2,739,294)
      Increase in prepaid expenses and
       other current assets                                         (1,048,084)              (376,815)
      Decrease (increase) in other assets                             (122,002)                61,140
      Increase in accounts payable                                   9,118,441              1,762,668
      Increase in accrued expenses and other liabilities               521,272                279,482
      Net changes in discontinued operations                          (647,807)              (135,037)
                                                                --------------         --------------
          Net cash used in operating activities                     (7,676,794)            (3,950,902)
                                                                --------------         --------------

Cash flows from investing activities:
  Increase in restricted cash, net                                  (2,501,395)            (1,026,698)
  Purchase of property, plant and equipment                           (871,445)              (114,715)
  Proceeds from sale of property, plant and equipment                    2,895                 23,450
  Deposit to purchase building                                              --               (116,000)
                                                                --------------         --------------
          Net cash used in investing activities                     (3,369,945)            (1,233,963)
                                                                --------------         --------------

Cash flows from financing activities:
  Borrowings of notes and acceptances payable, net                  12,948,687              3,666,330
  Repayment of long-term debt                                          (53,589)               (40,320)
  Issuance of common stock                                              12,813                     --
                                                                --------------         --------------
          Net cash provided by financing activities                 12,907,911              3,626,010
                                                                --------------         --------------

Net increase (decrease) in cash                                      1,861,172             (1,558,855)

Cash at beginning of period                                            311,419              2,135,333
                                                                --------------         --------------
Cash at end of period                                           $    2,172,591         $      576,478
                                                                ==============         ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                      $    1,426,932         $      965,709
                                                                ==============         ==============
  Cash paid during the period for taxes                         $           --         $      162,149
                                                                ==============         ==============



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


(1)     BASIS OF FINANCIAL STATEMENT PRESENTATION

        In management's opinion, the accompanying unaudited condensed consolidated financial statements of Ezcony Interamerica Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997 and 1996, and the results of its operations for the nine and three months ended September 30, 1997 and 1996. The results of operations and cash flows for the nine months ended September 30, 1997 and the results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

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

        Certain amounts included in the prior comparable period's condensed consolidated financial statements have been reclassified to conform with the current period's presentation.

(2)     DISCONTINUED OPERATIONS

        On August 5, 1997, the Company's Board of Directors approved a plan to sell or liquidate its non-core business subsidiary, New World Interactive, Inc. ("New World Interactive") as part of an overall restructuring program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive is engaged in the production and distribution of Spanish and Portuguese CD-ROM software. The decision to discontinue the subsidiary was based in part, upon continuing significant capital requirements and the lack of sufficient sales volumes. The Company anticipates that the business will be liquidated by December 31, 1997. Accordingly, New World Interactive is reported as a discontinued operation in the accompanying condensed consolidated financial statements. Net liabilities of the discontinued operation at September 30, 1997, consist primarily of accounts payable, accrued expenses and estimated loss on disposal which is offset by accounts receivable and inventory. The estimated loss on the disposal of New World Interactive is $2,544,786, consisting of an estimated loss on disposal of the business of $1,169,694 and a provision of $1,375,092 for anticipated operating losses until disposal. The estimated loss on the disposal was recorded in the three month

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                             (Unaudited) (Continued)

period ended June 30, 1997 due to the plan being approved prior to the filing of the Company's Form 10-Q for the period ended June 30, 1997.

        Discontinued operations include management's best estimates of the amounts expected to be realized on the liquidation of New World Interactive's assets. Significant contractual obligations exist that must be negotiated due to the nature and conduct of the business and there can be no assurances as to the outcome of these negotiations. While the estimates are based on current negotiations, the amounts the Company will ultimately realize could differ materially from those assumed in arriving at the loss on disposal of the discontinued operations.

        Sales for the nine months ended September 30, 1997 and 1996 were $1,116,142 and $2,331,755, respectively, and for the three months ended September 30, 1997 and 1996 were $272,452 and $587,705, respectively. The loss from discontinued operations for the three month period ended September 30, 1997 was $297,000.

(3)     NET INCOME (LOSS) PER COMMON SHARE

        Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method. The outstanding warrants and options to purchase common shares were anti-dilutive or not materially dilutive during the periods presented.

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

        Basic and diluted earnings per share computed in accordance with SFAS No. 128 for the nine and three months ended September 30, 1997 and 1996 does not differ from the primary earnings per share reported in the accompanying condensed consolidated statements of operations and accumulated deficit.

(4)     INCOME TAXES

        Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are tax exempt. Therefore, the Company did not record any provision for income taxes for its operations in Panama.

        The Company did not record a provision for income taxes for its operations in the United States of America due to the taxable loss recognized for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1. of this quarterly report on Form 10-Q.

DISCONTINUED OPERATIONS

        On August 5, 1997, the Company's Board of Directors approved a plan to sell or liquidate its non-core business subsidiary, New World Interactive, as part of an overall restructuring program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive is engaged in the production and distribution of Spanish and Portuguese CD-ROM software. The decision to discontinue the subsidiary was based in part, upon continuing significant capital requirements and the lack of sufficient sales volumes. Accordingly, New World Interactive is reported as a discontinued operation in the accompanying condensed consolidated financial statements.

        Discontinued operations include management's best estimates of the amounts expected to be realized on the liquidation of New World Interactive's assets. Significant contractual obligations exist that must be negotiated due to the nature and conduct of the business and there can be no assurances as to the outcome of these negotiations. While the estimates are based on current negotiations, the amounts the Company will ultimately realize could differ materially from those assumed in arriving at the loss on disposal of the discontinued operations. The estimated disposition costs and settlement of existing obligations of New World Interactive will continue to have an affect on the liquidity of the Company until its final liquidation.

        The financial information given below for the nine months and three months ended September 30, 1997, and 1996 refer to the continuing operations of the Company and exclude the operations of New World Interactive.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

        Net sales increased 54% to $49.6 million for the three months ended September 30, 1997 from $32.3 million for the same period in 1996. The increase is primarily attributable to the increased sales in the Company's existing markets. The Company has also expanded its product lines to include new brand names.

        Decreased sales to Brazil ($1.2 million decrease) and various other markets were more than offset by increased sales to Colombia ($5.0 million increase), Ecuador ($2.9 million increase), Venezuela ($3.1 million increase), Paraguay ($5.3 million increase) and Peru ($3.1 million increase).

GROSS PROFIT

        Gross profit increased 27% to $3.1 million for the three months ended September 30, 1997 from $2.5 million for the same period in 1996.

        The Company's gross profit margin decreased to 6.3% in the three month period ended September 30, 1997 compared to 7.6% in the comparable 1996 period due to lower average selling prices resulting from increased competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased to $2.8 million for the three months ended September 30, 1997 compared to $1.6 million for the same period in 1996.

        Selling, general and administrative expenses were in large part affected by charges incurred by the Company within this period as follows: (i) provision for doubtful accounts of approximately $507,000 for a former customer,
(ii) additional provision for disputed amounts arising in the normal course of business of $100,000, and (iii) increases in salaries and commissions due to higher sales volumes.

INTEREST

        Interest income increased to $125,000 for the three months ended September 30, 1997 compared to $92,000 for the same period in 1996 due to higher average daily balances of restricted cash.

        Interest expense increased to $596,000 for the three months ended September 30, 1997 compared to $367,000 for the same period in 1996 as a result of additional borrowings.

INCOME (LOSS) FROM CONTINUING OPERATIONS

        Loss from continuing operations was $45,000 ($.01 per share) for the three months ended September 30, 1997 compared to income from continuing operations of $586,000 ($.13 per share) for the three months ended September 30, 1996. The change was primarily due to the decrease in gross profit margins because of competition and the increase in selling, general and administrative expenses, as described above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

        Net sales increased 47% to $110.2 million for the nine months ended September 30, 1997 from $75.0 million for the same period in 1996. The increase is primarily attributable to the increased sales in the Company's existing markets. The Company has also expanded its product lines to include new brand names.

        Decreased sales to Turkey ($1.1 million decrease) were more than offset by increased sales to Colombia ($12.6 million increase), United States of America ($5.3 million increase), Paraguay ($6.9 million increase), Peru ($4.1 million increase), Venezuela ($3.7 million increase) and various other markets.

GROSS PROFIT

        Gross profit increased 31% to $7.1 million for the nine months ended September 30, 1997 from $5.4 million for the same period in 1996.

        The Company's gross profit margin decreased to 6.5% in the nine months ended September 30, 1997 from 7.3% in the comparable 1996 period due to lower average selling prices resulting from increased competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased to $6.6 million for the nine months ended September 30, 1997 versus $4.0 million for the same period in 1996.

        Selling, general and administrative expenses were in large part affected by charges incurred by the Company within this period as follows: (i) provisions for doubtful accounts aggregating approximately $813,000 for three former customers,(ii) provisions for disputed amounts arising in the normal course of business and other losses totaling approximately $373,000 and (iii) certain other charges consisting of (a) costs associated with hiring of sales and other personnel (b) opening a new sales office, (c) severance costs of a key executive and (d) consultant fees for assisting in implementing a strategic plan for the Company.

INTEREST

        Interest income increased from $243,000 for the nine months ended September 30, 1996 to $320,000 for the same period in 1997 due to higher average daily balances of restricted cash.

        Interest expense increased to $1.5 million for the nine months ended September 30, 1997 from $819,000 for the same period in 1996, as a result of additional borrowings.

OTHER INCOME

        Other income decreased to $139,000 for the nine months ended September 30, 1997 from $284,000 for the same period in 1996. This decrease is primarily attributable to the $108,000 settlement of a claim filed against the Company's insurance carrier that was recorded in the 1996 period.

INCOME (LOSS) FROM CONTINUING OPERATIONS

        Loss from continuing operations was $495,000 ($.11 per share) for the nine months ended September 30, 1997 compared to income from continuing operations of $1,020,000 ($.23 per share) for the nine months ended September 30, 1996. The change was primarily due to the decrease in gross profit margins because of competition and the increase in selling, general and administrative expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically financed its operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds.

        The Company used $7.7 million in cash for operating activities in the nine months ended September 30, 1997. This utilization was primarily due to increases of $14.4 million in accounts receivable, $1.0 million in prepaid expenses and other current assets and $994,000 in inventory which was offset in part by $9.1 million in increased accounts payable.

        Cash used in investing activities was $3.4 million in the nine months ended September 30, 1997 primarily attributable to an increase in restricted cash balances required to secure additional borrowings of $2.5 million and capital expenditures of $871,000 made in conjunction with the relocation of the Company's warehouse and offices to a new facility located in Colon, Panama which is expected to be completed by year end.

        Cash provided by financing activities was $12.9 million in the nine months ended September 30, 1997 principally due to obtaining additional bank borrowings.

        Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. As the Company expanded sales in existing markets such sales were primarily made on a credit basis as compared to cash basis. Therefore, the number of days sales in accounts receivable increased to 77 days at September 30, 1997 from 62 days at September 30, 1996 which has adversely affected liquidity. Future political and economic changes in the Latin American countries in which the Company sells, such as the imposition or lifting of exchange controls may affect the Company's ability to collect its accounts receivable.

        The Company has since December 31, 1996 increased its bank credit lines from $21.3 million to $37.3 million in an effort to finance increased sales volumes. The increase in lines of credit for the Company's operations will also enable the Company to better balance its cash needs against collection of receivables. The Company believes that current available credit facilities are sufficient to meet its short-term sales objectives, however, to support continued long-term sales growth it must increase its borrowing capacity.

        The Company intends to consolidate its borrowings in an effort to obtain lower interest rates and reduce inventory carrying costs by factoring its trade accounts receivables which would also limit the Company's exposures to credit, political and transfer risk. There can be no assurances that the Company will be able to finance its trade accounts receivables.

        The Company believes it has and will continue to have a good relationship with its two principal suppliers, Sony and Pioneer. At September 30, 1997, the Company's credit facility with Sony was $11 million and $8 million with Pioneer compared to $8 million for Sony and $4.5 million for Pioneer at December 31, 1996 and September 30, 1996. From time to time, Sony and Pioneer have allowed the Company to increase its credit line above its stated credit.

        As of September 30, 1997, the Company had outstanding on its credit facilities with its major suppliers approximately $20.0 million. Management believes, that through collections from normal operations and utilization of bank lines, the Company will maintain all accounts current and be able to support ongoing operations. The Company utilizes bank lines to extend the number of days credit granted by its suppliers.

        At September 30, 1997, the Company had available with eleven banks an aggregate of $37.3 million in bank facilities of which $36.1 million was utilized. From time to time, the Company is overdue with various of its bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowings. No restructured borrowings currently exist. All of the Company's lines of credit and credit facilities from its various lenders are "on demand".

        For a variety of political and economic reasons, the import of non-essential items such as consumer electronics has been restricted or prohibited from time to time by many Latin American countries through exchange controls, import quotas and restrictions, tariffs and other means. Accordingly, changes in the trade policies of Latin American countries affect both the market for the Company's products as well as the Company's ability to sell its products. The ability of the Company to sustain continued sales growth is greatly dependent on the continuing favorable economic and political climate of the Latin American countries that it is currently operating in and to a lesser extent product availability.

FORWARD LOOKING STATEMENTS

        From time to time, the Company publishes forward-looking statements, including certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) the ability of the Company to sell or otherwise liquidate the operations of its subsidiary, New Word Interactive; (ii) expansion of the Company's "core" business into new geographic markets and within its current markets; (iii) the general availability of credit from its principal suppliers and banks to the Company to finance its inventory, specifically, the continued cooperation of its major suppliers and its banks to provide credit and their forbearance from time to time; (iv) the expansion of available credit through the successful consolidation of the Company's borrowings; (v) positive economic developments in those foreign countries in which the Company conducts a material amount of business, including Colombia, Paraguay, Ecuador and Venezuela.

                           PART II - OTHER INFORMATION




ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    27            Financial Data Schedule

                      99 Review Report of Coopers & Lybrand L.L.P. on Third Quarter Financial Statements

               (b) No Form 8-K was filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EZCONY INTERAMERICA INC.

Date: November 13, 1997                      BY:    /S/ EZRA COHEN
                                             ---------------------------
                                             Ezra Cohen, President and
                                             Chief Executive Officer








Date: November 13, 1997                      BY:    /S/ ANA M. MENENDEZ
                                             ---------------------------
                                             Ana M. Menendez,
                                             Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER`                            DESCRIPTION
--------                           -----------

27             Financial Data Schedule

99             Review Report of Coopers & Lybrand L.L.P. on Third
               Quarter Financial Statements.