Form 10-K405
period 1997-12-31
EZCONY INTERAMERICA INC
filed 1998-03-31
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   FOR THE TRANSITION PERIOD FROM __________________ TO ______________________

                         COMMISSION FILE NUMBER: 0-20406

                            EZCONY INTERAMERICA INC.
             (Exact name of registrant as specified in its charter)

     BRITISH VIRGIN ISLANDS                                    NOT APPLICABLE
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

       CRAIGMIUR CHAMBERS
           P.O. BOX 71
ROAD TOWN, TORTOLA, BRITISH VIRGIN ISLANDS                           NONE
 (Address of principal executive offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (507) 441-6566

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $1,792,000 based on the $1.31 closing sale price for the Common Stock quoted on The Nasdaq Stock Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of March 20, 1998 was 4,510,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

                                             EZCONY INTERAMERICA INC.

                                                 TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
                                                           PART I

Item 1.           Business.......................................................................................1
Item 2.           Properties.....................................................................................4
Item 3.           Legal Proceedings..............................................................................5
Item 4.           Submission of Matters to a Vote of Security Holders............................................5

                                                          PART II

Item 5.           Market for Registrant's Common Stock Equity and Related Stockholder Matters....................5
Item 6.           Selected Financial Data........................................................................6
Item 7.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.....................................................................7
Item 8.           Financial Statements and Supplementary Data...................................................12
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures................................................................31

                                                          PART III

Item 10.          Directors and Executive Officers of the Registrant............................................31
Item 11.          Executive Compensation........................................................................31
Item 12.          Security Ownership of Certain Beneficial Owners and Management................................31
Item 13.          Certain Relationships and Related Transactions................................................31

                                                          PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................32



                                     PART I

ITEM 1. BUSINESS

GENERAL

Ezcony Interamerica Inc. ("Ezcony" or the "Company") is a leading distributor to Latin America of major brand name consumer electronics, including but not limited to, Sony, Pioneer, AIWA, Samsung, Sharp, Motorola, Mitsubishi, Brother and Philips. See "Major Brand Name Products."

The Company's consumer electronics products are sold principally to other wholesalers and distributors as well as directly to retail chains. The Company believes that it is one of the largest independent distributors to Latin America of Sony and Pioneer products.

MARKET OVERVIEW

Since the Company began operations in 1982, the principal Latin American markets for its products have varied significantly. The largest Latin American markets for the Company's products in 1997 were Colombia, Paraguay, Ecuador and Venezuela.

For a variety of political and economic reasons, the importation of non-essential items such as consumer electronics has been restricted or prohibited from time to time by many Latin American countries through exchange controls, import quotas and restrictions, tariffs and other means. Changes in the trade policies of Latin American countries affect both the market for the Company's products as well as the Company's ability to sell its products. Future political and economic changes in particular Latin American countries, including changes in exchange rates, import duties or quotas, imposition or lifting of exchange controls and other import restrictions, are likely to result in changes in the importance to the Company of particular countries.

The following table illustrates, for the periods presented, the changes in the principal Latin American markets for the Company's products by sales volume (in thousands) and percentage of total net sales from continuing operations. A portion of the Company's sales were made through distributors and exporters located in the United States which totaled $6.2 million, $11.2 million and $15.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

                                1995                                1996                                      1997
                      -----------------------               -----------------------                 ----------------------
                         AMOUNT         %                      AMOUNT          %                      AMOUNT          %
                      ----------    --------                ----------     --------                 ----------    --------
Colombia              $   28,957       37                   $   28,421        26                    $   52,996      33
Paraguay                   7,897       10                       22,552        21                        28,486      18
Ecuador                   16,482       21                       10,816        10                        12,401       8
Venezuela                  1,112        1                        1,922         2                        12,099       8
Mexico                     2,694        4                        5,441         5                         4,743       3
Peru                       2,615        3                        2,553         2                         4,458       3
Brazil                     3,662        5                        6,264         6                         3,831       2
Bolivia                    1,250        2                        2,771         3                         3,463       2
Others                    12,860       17                       28,006        25                        36,346      23
                      ----------    -----                   ----------      ----                    ----------    ----
      Total           $   77,529      100%                  $  108,746       100%                   $  158,823     100%
                      ==========    =====                   ==========      ====                    ==========    ====


As described above, the Company does a substantial amount of business in Latin America. There are significant "country risks" which arise in connection with this business, including those associated with the receipt of payment for goods sold. Colombia, which represents a significant market for the Company, is a country for which the United States Government has taken a particular interest in monitoring the flow of funds, especially those involving "structured payments," i.e., repetitive payment practices typically using high volumes of cash or financial instruments usually in "round" amounts.

For fiscal 1997, the Company experienced a loss as a result of a forfeiture dispute that arose with the United States Government over certain structured payments received in early 1998. The Company has discontinued accepting this form of payment in connection with its Colombian receivables. The Company does not believe that this change in payment policy will materially or adversely affect its business. Although, the Company believes that payments received currently comply with all applicable United States Government regulations and laws, there can be no assurance that other, similar forms of payment will not be challenged by the United States Government, or that the business done in Colombia by the Company will not be materially affected by this governmental scrutiny.

The Company believes that the consumer electronics markets in Latin America differ from markets in the United States. First, the Company believes that in Latin America independent regional distributors are usually the principal means of distribution of consumer electronics unlike in the United States where direct sales by manufacturers are more typical. Although most major consumer electronics manufacturers have single-country distributors, operating subsidiaries or joint ventures in the major Latin American countries, independent regional distributors such as Ezcony still represent the predominant channel for consumer electronic sales in Latin America. However, the Company believes that over a period of time this means of distribution may well evolve into a system more like that in the United States. Second, the Company believes that state-of-the-art technology, while an important factor in marketing consumer electronics in the United States, is less important in Latin America where consumers generally are willing to purchase less advanced products for longer periods of time. Finally, Latin American markets for consumer electronics generally are less developed than in the United States. For example, products such as televisions and radios have reached relatively low consumer penetration levels in Latin America compared to the United States.

MAJOR BRAND NAME PRODUCTS

Ezcony distributes a wide range of major brand name consumer electronics, including televisions, video cassette recorders, cellular products, automobile audio equipment, personal portable stereos, home audio equipment, camcorders and appliances. In 1997, sales of Pioneer, Sony, AIWA and Samsung products accounted for approximately 34%, 33%, 12% and 9%, respectively, of the Company's total net sales.

Ezcony purchases most of its major brand name consumer electronics directly from manufacturers. As is customary with independent distributors of consumer electronics in Latin America, Ezcony has no written distributorship agreement or arrangement with any manufacturer. The Company has a continuing relationship with Sony for over 15 years. The Company has not experienced difficulty in obtaining a satisfactory supply of marketable consumer electronics from Pioneer, Sony, AIWA and Samsung without having written distributorship or other agreements. From time to time, the Company has purchased major brand name consumer electronics from other sources, including other wholesalers and distributors.

Most of the purchases of Pioneer products and Sony products, are supplied from inventory of these manufacturers located at their warehouses in the Panama Colon Free Zone. This method of supply allows the Company to limit the amount of inventory that it must keep on hand, the related inventory holding costs and to reduce the lead time on the placement of orders for products. The majority of the Samsung products are supplied to the Company's warehouse in the United States from a Samsung warehouse located in the same city. Sony, Pioneer and Samsung extend the Company credit for its purchases, while

AIWA requires the Company to provide letters of credit prior to shipment for products which are purchased directly from the Far East. At December 31, 1997, the Company's trade accounts payable to Sony, Pioneer and Samsung were approximately $5.3 million, $5.0 million and $4.1 million, respectively.

Sales of Sony products accounted for approximately 33%, 37% and 43% of the Company's major brand name product sales in 1997, 1996, and 1995, respectively. Sales of Pioneer products accounted for approximately 34%, 36% and 28% of the Company's major brand name products sales in 1997, 1996, and 1995, respectively. Sales of AIWA products accounted for approximately 12%, 14% and 20% of the Company's major brand name product sales in 1997, 1996 and 1995, respectively. Sales of Samsung represented 9% of the Company's major brand name products sales in 1997 and was not part of the Company's major brand name products in 1996 and 1995.

DISCONTINUED OPERATIONS

The Company's Hong Kong operation was closed in the fourth quarter of 1995. The subsidiary produced consumer electronics to customer specifications for those customers wanting to market their own private label brands.

In August 1997, the Company's Board of Directors approved a plan to sell or liquidate its noncore business subsidiary, New World Interactive, Inc. ("New World Interactive") as part of an overall reorganization program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive was engaged in the production and distribution of Spanish and Portuguese CD-ROM software. The decision to discontinue the subsidiary was based, in part, upon continuing significant working capital requirements due to the Company's inability to obtain separate additional capital through bank financing, public or private placement debt or a combination of these for the subsidiary, and the lack of sufficient sales volume. New World Interactive ceased all operations December 31, 1997, and is in the process of self-liquidating its remaining assets (consisting primarily of trade receivables and inventory) on a pro-rata basis to its creditors.

SALES AND DISTRIBUTION

Ezcony sells its products primarily to wholesalers and distributors for re-sale in Latin America. In addition, the Company sells directly to several Latin American retail chains. Ezcony has a direct sales staff, which regularly calls on and visits customers and prospective customers and assists the Company in evaluating market conditions and customers' creditworthiness in their assigned market areas.

In certain markets sales are made to a small number of customers, while in other markets (such as Colombia) sales are made to as many as 183 customers. The Company's customers include distributors and exporters located in the United States, most of whom re-export the Company's products directly to Latin America. In 1997, 1996 and 1995, no customers accounted for more than 10% of total net sales.

The Company maintains warehouse facilities in Panama and the United States. The Company leases a warehouse in Miami, Florida, and uses on an as needed basis a customs-bonded warehouse also in Miami. The Company leased two warehouses located in the Panama Colon Free Zone for part of 1997. In October 1997, the Company purchased a warehouse in the Panama Colon Free Zone, which was utilized for the remainder of 1997. Operating from customs-bonded warehouses in the United States and the Colon Free Zone allows the Company to import, store and export products without incurring customs duties unless the products are sold locally.

Generally, sales are recorded upon delivery of merchandise to the shipper. The Company at times sells inventory while still on board vessels inbound from the Far East. In these instances, inbound freight containers are transloaded in port or at public warehouses for shipment to the Company's customers to minimize warehousing and handling costs. Since products are normally shipped to its customers shortly after receiving an order, the Company historically has not maintained a significant backlog of orders relative to its sales.

CUSTOMER CREDIT

The majority of sales by the Company are made on open account terms, generally net 30 to 60 days after receipt of goods by the customers. All other sales are made on the basis of payment on or in advance of delivery of merchandise to the shipper or upon receipt of a letter of credit. Certain sales made by the Company are collected in cash and other negotiable instruments. The Company requires payment in U. S. dollars for all of its sales. The Company establishes credit limits for its customers based on its knowledge of the customer, the customer's payment history with available trade references, market conditions and other factors. The Company performs its own analysis of the creditworthiness of its customers, as the credit reporting systems in Latin America do not have an extensive base. In addition to the risks customarily associated with extending credit, the Company has experienced losses from uncollectible receivables due to the difficulty of pursuing judicial remedies in most Latin American countries.

During 1997, the Company experienced credit losses of approximately $720,000 related to two companies in the United States and increased losses for Latin American sales. The Company reviews its credit policies and credit that it has exteneded to its customers on a regular basis in order to monitor and manage its credit risks.

COMPETITION

The Company competes in the sale of consumer electronics with numerous wholesalers and distributors, some of which have greater financial and other resources than the Company. The Company believes that the most important competitive factors in the sale of consumer electronics in Latin America are extension of customer credit, price, quality and variety of merchandise and the ability to obtain sufficient quantities of merchandise for immediate delivery.

EMPLOYEES

At December 31, 1997, the Company had 123 full-time employees, including 102 in Panama and 21 in Miami. None of the Company's employees is represented by a labor union. The Company has not experienced any material work stoppages. The Company considers its relations with its employees to be good.

GEOGRAPHICAL SEGMENT INFORMATION

See Note 9 to the Company's Consolidated Financial Statements, Part II, Item 8. for geographical segment information regarding sales, assets and operating income (loss) and income (loss) for 1997, 1996 and 1995.

ITEM 2. PROPERTIES

The Company leased two 16,000 square feet warehouses and a 1,980 square foot office in the Panama Colon Free Zone for monthly rentals totaling $11,100. In October 1997, the Company transferred its warehousing operations from the two leased warehouses to a 106,000 square foot warehouse in the Colon Free Zone that the Company purchased for $1,700,000. In December 1997, the construction of the Company's new 16,140 square foot office and showroom in the Colon Free Zone was completed at costs totaling approximately $1,100,000. The Company believes that the new warehouse, office and showroom were needed to support the current operations and any future growth. The land that the warehouse, new offices and showroom are situated on is leased from "La Zona Libre De Colon" which is a governmental agency that owns the land of the Colon Free Zone. The leases on the warehouse, office and showroom land expire on July 31, 2014 and October 31, 2016, respectively, and require annual payments of $12,952 and $6,811, respectively. The leases can be renewed at the option of the Company at the rental rate and terms which are in effect for the Colon Free Zone at the time of renewal.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation. Based on the advice of legal counsel, the Company believes that such actions presently pending will not have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "EZCOF". The following table sets forth the high and low sales prices for the Common Stock for each quarter during the last two fiscal years as reported by the Nasdaq National Market.

                                                 1996                                          1997
                                    ------------------------------                ------------------------
                                          HIGH              LOW                       HIGH          LOW
                                        -------           ------                     ------        -----
First Quarter                           $  2.25          $  1.28                    $  3.81      $  1.81
Second Quarter                             3.75             1.44                       3.13         2.25
Third Quarter                              2.38             1.22                       3.13         1.88
Fourth Quarter                             2.53             1.31                       2.75         1.88

The number of record holders of the Common Stock on March 20, 1998 was 73.

The Company is not in compliance with the new market value of public float requirement pursuant to NASD Marketplace Rule 4450 (a) (2), which became effective February 23, 1998. At March 20, 1998, the Company's market value of public float was approximately $1.8 million which is below the required minimum of $5 million. The Company has been provided 90 calendar days, which expires May 28, 1998, in order to regain compliance with this standard. The Company expects that it will not be able to cure the deficiency by May 28, 1998 and anticipates obtaining inclusion of its Common Stock on the Nasdaq SmallCap Market. If the Company does not obtain inclusion into the Nasdaq SmallCap Market or is delisted, the Company's Common Stock will be traded on the "OTC Bulletin Board."

The Company presently has no plans to pay any dividends on its Common Stock and has not paid any dividends. All earnings will be retained for the foreseeable future to support operations and to finance the growth and development of the Company's business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and on such other factors deemed relevant by the Board of Directors.

The Company is not currently subject to any law or regulation of the British Virgin Islands which would restrict or affect the remittance of dividends or other payments to any holders of its Common Stock or which require tax withholding from any United States holders of its Common Stock. There is no reciprocal tax treaty between the British Virgin Islands and the United States regarding withholding.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for each of the years in the five-year period ended December 31, 1997 are derived from the Company's Consolidated Financial Statements which have been prepared in accordance with generally accepted accounting principles in the United States and have been audited by the Company's independent accountants. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II Item 7. of this Form 10-K.

                                                                   YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------
                                              1993(1)      1994(1)      1995(1)     1996(1)        1997
                                             ---------    ----------   --------     -------       ------
                                                                   (in thousands, except per share data)
INCOME STATEMENT DATA:

Net sales - continuing operations            $ 101,385    $ 104,322    $  77,529    $ 108,746    $ 158,823
Operating income (loss) from
    continuing operations                       (5,105)       1,848         (370)       2,596          929
Income (loss) from continuing operations        (7,835)       2,073          104        1,930         (933)
Income (loss) from discontinued operations         119         (848)        (385)        (852)      (2,609)
Net income (loss)                               (7,716)       1,225         (281)       1,078       (3,541)

PER COMMON SHARE:

Income (loss) from continuing operations     $   (1.74)   $    0.46    $    0.02    $    0.43    $   (0.21)
Income (loss) from discontinued operations        0.03        (0.19)       (0.08)       (0.19)       (0.58)
                                             ---------    ---------    ---------    ---------    ---------
Net income (loss)                            $   (1.71)   $    0.27    $   (0.06)   $    0.24    $   (0.79)
                                             =========    =========    =========    =========    =========
Weighted average number of
    common shares outstanding                    4,500        4,500        4,500        4,500        4,504
                                             =========    =========    =========    =========    =========


                                               1993          1994        1995         1996         1997
                                             ---------    ----------   --------     -------       ------
BALANCE SHEET DATA:
Working capital                              $   6,343    $   7,603    $   7,414    $   8,386    $   3,444
Total assets                                    36,154       33,996       29,336       37,542       56,929
Short-term debt                                 16,319        7,903        7,728       11,765       29,057
Long-term debt                                     622          574          519          458        1,717
Shareholders' equity                             7,715        8,940        8,659        9,737        6,208


(1) Amounts have been restated to reflect the discontinued operations of the Hong Kong operation and New World Interactive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

In October 1995, the Company adopted a formal plan to discontinue the operations of its Hong Kong operation that produced private label consumer electronics for customers and also purchased from other manufacturers for resale. The plan called for a voluntary winding up under Hong Kong law with all operations ceasing by October 31, 1995. Operating losses of this operation were absorbed only to the extent of the Company's investment in this subsidiary, as any further liability is limited, under Hong Kong law. Accordingly, no loss on disposal of the Hong Kong operation is recognized as the prior operating losses have already equaled the Company's investment.

In August 1997, the Company's Board of Directors approved a plan to sell or liquidate its noncore business subsidiary, New World Interactive, as part of an overall reorganization program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive was engaged in the production and distribution of Spanish and Portuguese CD-ROM software. The decision to discontinue the subsidiary was based, in part, upon continuing significant working capital requirements and the lack of sufficient sales volumes. The Company recorded a loss on disposal of $1,874,786, which includes $687,106 of operating losses during the phaseout period. The Company ceased operations of New World Interactive effective December 31, 1997 and is in the process of self-liquidating its remaining assets (consisting primarily of trade receivables and inventory) on a pro-rata basis to its creditors. The Company expects to complete the distributions by April 1998.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company and excludes the operations of New World Interactive and the Hong Kong operations.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

NET SALES. Net sales increased 46% to $159 million in 1997 from $109 in 1996. The increase is primarily attributable to the increased sales in the Company's existing markets. The Company has also expanded its product lines to include new brand names. Decreased sales to Brazil ($2.4 million decrease) and Turkey ($1.5 million decrease) were more than offset by increased sales to Colombia ($24.6 million increase), United States of America ($4.5 million increase), Paraguay ($5.9 million increase), Argentina ($2.8 million increase), Chile ($2.6 million increase), Peru ($1.9 million increase), and Venezuela ($10.1 million increase) and various other markets. The decreased sales to Brazil were due to the economic downturn at the end of 1997, which caused the Company to curtail sales to Brazil.

During 1997, sales of Sony products increased to $52.4 million or 33% of net sales as compared to 1996 sales of $40.1 million or 37% of net sales. Pioneer sales were $54.5 million in 1997 or 34% of net sales compared to $39.4 million or 36% of net sales in 1996. Samsung represented a new brand name product line for the Company in 1997 and contributed $13.8 million in net sales.

GROSS PROFIT. Gross profit increased 27% to $10.9 million in 1997 from $8.6 million in 1996. The Company's gross profit margin decreased to 6.9% in 1997 from 7.9% in 1996 due to lower average selling prices resulting from increased competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $10.0 million in 1997 versus $6.0 million in 1996. Selling, general and administrative expenses were in large part affected by charges incurred by the Company in 1997 as follows: (i) increase in the provision for doubtful accounts of $1,745,000, (ii) provisions for disputed amounts arising in the normal course of business and other losses totaling approximately $373,000 and (iii) certain other charges consisting of (a) costs associated with hiring of additional sales and administrative personnel, (b) opening and closing a sales office, (c) severance costs of a key executive and officer and (d) consultant fees for assisting in implementing a strategic plan for the Company.

INTEREST. Interest income increased from $337,000 in 1996 to $454,000 in 1997 due to higher average daily balances of restricted cash.

Interest expense increased to $2.2 million in 1997 from $1.1 million in 1996, as a result of additional borrowings which were used to support increased sales activity.

LITIGATION EXPENSE. In 1997, the Company recorded litigation expense of $255,000 in connection with the settlement of a forfeiture action. See "Business Market Overview" and Note 15 to the Company's Consolidated Financial Statements for the year ended December 31, 1997.

OTHER INCOME. Other income decreased to $175,000 in 1997 from $282,000 in 1996. This decrease is primarily attributable to the $108,000 settlement of a claim filed against the Company's insurance carrier that was recorded in the 1996 period.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Loss from continuing operations was $933,000 ($.21 per share) in 1997 compared to income from continuing operations of $1,930,000 ($.43 per share) in 1996. The change was primarily due to the decrease in gross profit margins because of competition and the increase in selling, general and administrative expenses and litigation expense, as described above.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

NET SALES. Net sales increased 40% to $108.7 million in 1996 from $77.5 million in 1995. Decreased sales in Ecuador ($5.7 million decrease) were more than offset by increased sales to Paraguay ($14.7 million increase), United States ($4.9 million increase), Hong Kong ($4.1 million increase), Mexico ($2.7 million increase), Costa Rica ($2.3 million increase) and various other markets.

During 1996, sales of Sony products increased to $40.1 million or 37% of net sales compared to 1995 sales of $33.1 million or 43% of net sales. Pioneer sales were $39.4 million or 36% of net sales in 1996 compared to $21.8 million or 28% of net sales in 1995.

GROSS PROFIT. Gross profit increased 64% to $8.6 million in 1996 from $5.2 million in 1995. The Company's gross profit margin increased from 6.8% in 1995 to 7.9% in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 6.6% from $5.6 million in 1995 to $6.0 million in 1996. This was primarily due to higher commissions and related selling costs.

INTEREST. Interest income decreased from $434,000 in 1995 to $337,000 in 1996 due to lower yields and less interest charged to customers.

Interest expense increased from $930,000 in 1995 to $1.1 million in 1996 due to increased borrowings.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations was $1.9 million ($0.43 per share) in 1996 compared to $104,000 ($0.02 per share) in 1995. The provision for income taxes increased from $114,000 in 1995 to $136,000 in 1996. The current and prior year tax provisions are primarily due to the Company's Panamanian subsidiary. The U.S. subsidiary did not incur a tax liability in 1996 and 1995 due to utilization of prior net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operation through short-term bank borrowings.

The Company used approximately $11.9 million in cash for operating activities in 1997. This utilization was primarily due to an increase in trade accounts receivable of $16 million primarily as a result of greater sales on credit which was offset in part by $3.5 million in increased accounts payable and $737,000 in decreased inventory.

Cash used in investing activities was approximately $4.2 million in 1997 primarily attributable to an increase in restricted cash and capital expenditures related to the purchase of the new warehouse, office and showroom.

Cash provided by financing activities was approximately $17.1 million in 1997 principally due to borrowings for the financing of increased accounts receivable levels.

The Company receives open account credit from the majority of its principal suppliers, with the exception of AIWA in amounts determined by such manufacturers from time to time and are due on terms which range from 30 days to 90 days after receipt of inventory.

The Company continues to have good credit relationships with its principal suppliers, Sony and Pioneer. At December 31, 1997 and 1996, the Company's credit facility with Sony was $8 million which was partially collateralized by $4 million in stand-by letters of credit. The Company's credit facility with Pioneer at December 31, 1997, was $8 million which was partially collateralized by $2.5 million in stand-by letters of credit as compared to $4.5 million at December 31, 1996. From time to time both Sony and Pioneer have allowed the Company to exceed its credit line above its stated amount. At December 31, 1997, the Company's trade payable to Sony and Pioneer was approximately $5.3 million and $5.0 million, respectively.

The Company finances its purchases of inventory that is shipped from the Far East by opening letters of credit to the suppliers up to 45 days in advance of shipment. Upon receipt of inventory, the related letter of credit is converted to trade acceptances, typically maturing within 120 to 180 days. The Company incurs bank charges for the issuance and negotiation of letters of credit as well as interest charges for the time the trade acceptances are outstanding.

At December 31, 1997, the Company had outstanding $28.8 million in notes and acceptances principally maturing at varying dates through June 1998 at varying interest rates based on LIBOR, IBOR and prime rate ranging from 8.9% to 10.3%, and had opened letters of credit aggregating approximately 9.4 million. The Company's short-term borrowings are partially collateralized by approximately $8.8 million of time deposits owned by the Company. None of the Company's lenders is under any obligation to continue to provide credit to the Company under currently existing terms.

Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. The Company intends to consolidate its credit facilities in an effort to obtain lower interest rates and reduce inventory carrying costs by factoring its trade accounts receivables which would also limit the Company's exposures to credit, political and transfer risks. There can be no assurances that the Company will be able to consolidate its credit facilities or finance its trade accounts receivables.

As the Company expanded sales in existing markets such sales were primarily made on a credit basis as compared to cash basis. Therefore, the number of day's sales in accounts receivable increased to 72 days at December 31, 1997 from 61 days at December 31, 1996 which has adversely affected liquidity. Future political and economic changes in the Latin American countries in which the Company sells, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its accounts receivable.

At December 31, 1997, the Company's working capital decreased to $3.4 million from $8.4 million at December 31, 1996, primarily as a result of the loss of New World Interactive, its financing with short-term debt approximately $1.5 million of capital expenditures related to the new warehouse, office and showroom and the loss from continuing operations.

From time to time, the Company experiences temporary liquidity problems that are typically related to the Company's extension of credit to its customers. Beginning in 1998, the Company has taken measures to decrease the number of days to collect on its accounts receivable by not shipping merchandise to customers that have past due balances and increasing the collection efforts of the Company's credit and collection department and sales force.

At December 31, 1997, and March 27, 1998, the Company had available with ten banks an aggregate of $36.5 million in bank facilities of which $37.9 million and $36.2 million, respectively, was utilized. At December 31, 1997, the Company was allowed to temporarily exceed the credit facility with two banks. From time to time, the Company is overdue with various of its bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowings. All of the Company's lines of credit and credit facilities from its various lenders are "on demand". The Company believes that the current bank facilities are adequate to support the projected sales of the Company in the short-term.

For a variety of political and economic reasons, the importation of nonessential items such as consumer electronics has been restricted or prohibited from time to time by many Latin American countries through exchange controls, import quotas and restrictions, tariffs and other means. Accordingly, changes in the trade policies of Latin American countries affect both the market for the Company's products as well as the Company's ability to sell its products. The ability of the Company to sustain continued sales growth is greatly dependent on the continuing favorable economic and political climate of the Latin American countries that it is currently operating in, the Company's ability to maintain or increase the profit margins on its sales within the competitive market it operates in, availability of payment methods to our customers, and, to a lesser extent, product availability.

SEASONALITY

The Company's operations have historically been seasonal, with generally higher sales in the third and fourth fiscal quarters. Higher third and fourth quarter sales result from increased sales to retail chains and in anticipation of the Christmas holiday season. Sales may also vary by fiscal quarter as a result of the availability of merchandise for sale. Therefore, the results of any interim period are not necessarily indicative of the results that might be expected during a full fiscal year.

FOREIGN EXCHANGE FLUCTUATIONS

Although fluctuations in foreign exchange rates could affect the Company's cost of inventory, such fluctuations have not been material to the Company's results of operations since the Company makes all its purchases in U.S. dollars. Unforeseen fluctuations in foreign exchange rates could result in the Company's customers being unable to meet their obligations since the Company requires payment in U.S. dollars for all of its sales.

ASSET MANAGEMENT

In 1997, the Company's inventory turnover from continuing operations was 14 times compared to 12 times for the year ended December 31, 1996. The generally high rate of inventory turnover benefits the Company by allowing it to maximize its sales within its limitations in supplier and bank credit. The Company's high rate of inventory turnover results from an increase in sales of goods in advance of arrival. The Company generally does not maintain significant inventories of its products. At December 31, 1997 inventories were $9.2 million compared to $9.9 million at December 31, 1996, a decrease of 8%.

At December 31, 1997 trade accounts receivable were $31.5 million compared to $18.2 million at December 31, 1996, an increase of 73%. The increase was primarily due to the increased level of sales which has primarily been on credit. At December 31, 1997, the number of days sales from continuing operations in accounts receivable was 72 days compared to 61 days at December 31, 1996. This increase was principally due to an increase in the extension of credit and terms to existing customers over the prior year as a result of positive economic developments in the countries in which the Company sells.

The Company grants credit to its customers after considering various factors, including reputation, the customer's payment history with available trade references, location, available financial information and the number of years in business. No formal credit reporting is available for Latin American companies. The Company closely monitors credit sales by monitoring each customer's payment history and other relevant information.

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) expansion of the Company's "core" business into new geographic markets and within its current markets; (ii) the general availability of credit from its principal suppliers and banks to the Company to finance its inventory, specifically, the continued cooperation of its major suppliers and its banks to provide credit and their forbearance from time to time; (iii) the expansion of available credit through the successful consolidation of the Company's borrowings; (iv) the Company's ability to maintain or increase the profit margins on its sales within the competitive market it operates in; (v) continued positive economic developments in those foreign countries in which the Company conducts a material amount of business, including Colombia, Paraguay, Ecuador and Venezuela.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants...........................................13

Consolidated Balance Sheets

    As of December 31, 1997 and 1996........................................14

Consolidated Statements of Operations

    For the Years Ended December 31, 1997, 1996 and 1995....................15

Consolidated Statements of Shareholders' Equity

    For the Years Ended December 31, 1997, 1996 and 1995....................16

Consolidated Statements of Cash Flows

    For the Years Ended December 31, 1997, 1996 and 1995....................17

Notes to Consolidated Financial Statements..................................19

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Ezcony Interamerica Inc.

We have audited the accompanying consolidated balance sheets of Ezcony Interamerica Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezcony Interamerica Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.
Miami, Florida
March 30, 1998


                                              EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                     ---------------------------------------
                                                                                           1997                     1996
                                                                                     --------------           --------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                        $    1,280,887           $      311,419
    Trade accounts receivable, net                                                       31,510,345               18,194,043
    Due from directors, officers and employees, net                                         179,162                  109,352
    Due from affiliates, net                                                                -                          9,686
    Inventories                                                                           9,176,952                9,926,498
    Prepaid expenses and other current assets                                             1,465,637                1,099,069
    Restricted cash                                                                       8,834,319                6,082,924
                                                                                     --------------           --------------
                Total current assets                                                     52,447,302               35,732,991
Property and equipment, net                                                               4,432,704                1,276,563
Other assets                                                                                 48,616                  532,298
                                                                                     --------------           --------------
                Total assets                                                         $   56,928,622           $   37,541,852
                                                                                     ==============           ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes and acceptances payable                                                    $   28,842,438           $   11,703,686
    Current portion of long-term debt                                                       214,537                   61,604
    Accounts payable                                                                     18,252,706               14,802,647
    Accrued expenses and other current liabilities                                        1,693,543                  677,536
    Net current liabilities of discontinued operations                                        -                      101,857
                                                                                     --------------           --------------
                Total current liabilities                                                49,003,224               27,347,330
Long-term debt                                                                            1,717,361                  457,902
                                                                                     --------------           --------------
                Total liabilities                                                        50,720,585               27,805,232
                                                                                     --------------           --------------
Commitments and contingencies (Notes 14 and 15)

Shareholders' equity:
    Common stock, no par value, 15,000,000 shares authorized;
       issued and outstanding 4,510,000 shares in 1997 and
       4,500,000 shares in 1996                                                          12,954,723               12,941,910
    Accumulated deficit                                                                  (6,746,686)              (3,205,290)
                                                                                     --------------           --------------
                Total shareholders' equity                                                6,208,037                9,736,620
                                                                                     --------------           --------------
                Total liabilities and shareholder's equity                           $   56,928,622           $   37,541,852
                                                                                     ==============           ==============


                                          The accompanying notes to consolidated financial
                                      statements are an integral part of these balance sheets.


                                              EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------------
                                                                          1997                    1996                     1995
                                                                   --------------           --------------           --------------
Net sales                                                          $  158,822,628           $  108,746,024           $   77,528,741
Cost of sales                                                         147,921,363              100,175,931               72,292,327
                                                                   --------------           --------------           --------------
                Gross profit                                           10,901,265                8,570,093                5,236,414

Selling, general and administrative expenses                            9,971,888                5,973,991                5,606,492
                                                                   --------------           --------------           --------------
Operating income (loss)                                                   929,377                2,596,102                 (370,078)
                                                                   --------------           --------------           --------------

Other income (expenses):
    Interest income                                                       454,102                  337,246                  434,041
    Interest expense                                                   (2,235,660)              (1,148,697)                (930,144)
    Litigation (expense) reversal                                        (255,000)                 -                        726,454
    Other                                                                 174,509                  281,667                  357,463
                                                                   --------------           --------------           --------------
                                                                       (1,862,049)                (529,784)                 587,814
                                                                   --------------           --------------           --------------
Income (loss) from continuing operations
    before income taxes                                                  (932,672)               2,066,318                  217,736

Provision for income taxes                                                -                       (136,490)                (113,793)
                                                                   --------------           --------------           --------------
Income (loss) from continuing operations                                 (932,672)               1,929,828                  103,943
                                                                   --------------           --------------           ---------------
Discontinued operations:
    Loss from discontinued operations, net
     of income taxes                                                     (733,938)                (852,174)                (385,023)
    Loss on disposal, including $687,106 for
     operating losses during the phase out
     period, net of income taxes                                       (1,874,786)                 -                        -
                                                                   --------------           --------------           --------------
                                                                       (2,608,724)                (832,174)                (305,023)
                                                                   --------------           --------------           --------------
Net income (loss)                                                  $   (3,541,396)          $    1,077,654           $     (281,080)
                                                                   ==============           ==============           ===============
Earnings per common share - basic and
    assuming dilution-
       Income (loss) from continuing operations                    $        (0.21)          $         0.43           $         0.02
       Loss from discontinued operations                                    (0.58)                   (0.19)                   (0.08)
                                                                   --------------           --------------           --------------
       Net income (loss)                                           $        (0.79)          $         0.24           $        (0.06)
                                                                   ==============           ==============           ==============
Weighted average number of common
    shares outstanding - basic                                          4,503,644                4,500,000                4,500,000
Dilutive effect of stock options and warrants                             -                         21,688                  -
                                                                   --------------           --------------           --------------
Weighted average number of common shares
    outstanding - assuming dilution                                     4,503,644                4,521,688                4,500,000
                                                                   ==============           ==============           ==============


                                               The accompanying notes to consolidated
                                   financial statements are an integral part of these statements.


                                              EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                       NUMBER OF
                                                        SHARES                                                             TOTAL
                                                      ISSUED AND               COMMON            ACCUMULATED           SHAREHOLDERS'
                                                      OUTSTANDING              STOCK               DEFICIT                 EQUITY
                                                      ------------          -------------      --------------          -------------
Balance at December 31, 1994                            4,500,000            $ 12,941,910    $   (4,001,864)           $ 8,940,046
     Net loss                                                   -                      -           (281,080)              (281,080)
                                                        ---------            -----------        -----------             ----------
Balance at December 31, 1995                            4,500,000             12,941,910         (4,282,944)             8,658,966
     Net income                                                 -                      -          1,077,654              1,077,654
                                                        ---------            -----------        -----------             ----------
Balance at December 31, 1996                            4,500,000             12,941,910         (3,205,290)             9,736,620

     Stock options exercised                               10,000                 12,813                  -                 12,813
     Net loss                                                   -                      -         (3,541,396)            (3,541,396)
                                                        ---------            -----------        -----------             ----------
Balance at December 31, 1997                            4,510,000            $12,954,723        $(6,746,686)            $6,208,037
                                                        =========            ===========        ===========             ==========




                                               The accompanying notes to consolidated
                                   financial statements are an integral part of these statements.


                                              EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------------
                                                                         1997                 1996                  1995
                                                                    ------------           -----------           ----------
Cash flows from operating activities:
    Net income (loss)                                              $ (3,541,396)          $ 1,077,654           $ (281,080)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities-
        Depreciation and amortization                                   262,390               187,611               223,373
        Provision for doubtful accounts                               2,646,509               901,950               875,864
        Provision for inventory write-down                               12,189               166,652                25,203
        Loss on sale of fixed assets, net                                 1,830                 8,113                    -
        Loss on disposal of discontinued operations                   1,874,786                    -                     -
        Changes in operating assets and liabilities:
          Increase in trade accounts receivable                     (15,962,811)           (5,599,150)           (8,079,568)
          Decrease (increase) in due from affiliates, net                 9,686                    -                 (2,214)
          Decrease (increase) in due from directors,
              officers and employees, net                               (69,810)              (60,885)               38,921
          Decrease (increase) in inventories                            737,357            (4,410,741)            9,581,208
          Decrease (increase) in prepaid expenses and
              other assets                                             (332,886)             (240,398)               41,951
          Increase (decrease) in accounts payable                     3,450,059             3,026,862            (1,432,485)
          Increase (decrease) in accrued expenses
              and other current liabilities                           1,016,007                77,770               (81,625)
          Decrease in accrued litigation costs
              and expenses                                                   -                     -               (770,432)
          Net changes in discontinued operations                     (1,976,643)              355,455              (107,162)
                                                                    -----------           -----------              ---------
                Net cash provided by (used in)
                    operating activities                            (11,872,733)           (4,509,107)                31,954
                                                                    -----------           -----------              ---------

Cash flows from investing activities:
    Net decrease (increase) in restricted cash                       (2,751,395)             (951,521)             1,790,193
    Purchases of property and equipment                              (1,487,904)             (308,021)              (365,002)
    Proceeds from sale of property and equipment                         17,543                23,450                     -
                                                                    -----------            ----------              ---------
                Net cash provided by (used in)
                    investing activities                             (4,221,756)           (1,236,092)             1,425,191
                                                                    -----------            -----------            ----------


                                                             (Continued)


                                              EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (CONTINUED)

                                                                                  YEAR ENDED DECEMBER, 31
                                                                    -------------------------------------------------
                                                                         1997             1996                1995
                                                                    -----------      -----------           ----------
Cash flows from financing activities:
    Proceeds from (repayment of) notes and
      acceptances payable, net                                     $ 17,138,752      $ 3,975,810           $ (174,802)
    Proceeds from long-term borrowings                                  500,000                -                    -
    Repayment of long-term debt                                        (587,608)         (54,525)             (48,093)
    Issuance of common stock                                             12,813                -                    -
                                                                    -----------      -----------           ----------
                Net cash provided by (used in)
                    financing activities                             17,063,957        3,921,285             (222,895)
                                                                    -----------      -----------           ----------

Net increase (decrease) in cash and cash equivalents                    969,468       (1,823,914)           1,234,250

Cash and cash equivalents at beginning of year                          311,419        2,135,333              901,083
                                                                    -----------      -----------           ----------

Cash and cash equivalents at end of year                           $  1,280,887      $   311,419           $2,135,333
                                                                    ===========      ===========           ==========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                          $ 2,435,047      $ 1,429,316           $  828,989
                                                                    ===========      ===========           ==========
    Cash paid during the year for taxes                             $         -      $   256,263           $  337,379
                                                                    ===========      ===========           ==========
Non-cash investing activities:
    Long-term debt acquired in purchase of warehouse                $ 1,500,000      $         -          $         -
                                                                    ===========      ===========           ==========
    Pursuant to the discontinuance of its Hong Kong
      operations in 1995, assets totaling $1,836,179 were
      exchanged for liabilities of $1,836,179.



                                               The accompanying notes to consolidated
                                   financial statements are an integral part of these statements.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

Ezcony Interamerica Inc. and subsidiaries (the "Company") was incorporated in the British Virgin Islands on November 29, 1990.

The Company is a wholesale distributor to Latin American markets of a wide range of brand name consumer electronic products, including televisions, videocassette recorders, home and automobile audio equipment, cellular products and appliances. The Company's products are distributed to a variety of customers, including wholesalers and distributors who resell to retail markets.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Ezcony Interamerica Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with maturities of three months or less when acquired.

       INVENTORIES

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventories in transit are stated at cost.

       PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated lives of these assets which range from 7 years to 20 years. Depreciation on the property is computed using the straight-line method over a period of 40 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term (including renewal periods) or the estimated useful life of the related asset. Repairs and maintenance are charged to expense as incurred while expenditures for major renewals and betterments are capitalized.

       INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company does not file a consolidated tax return in the United States. The Company's United States subsidiaries file an income tax return for both state and federal taxes. The Company's Panamanian subsidiary, which operates in the Colon Free Zone, Republic of Panama, enjoys special tax rates granted by the Panamanian tax authorities. Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are tax exempt.

       EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share" issued by the Financial Accounting Standards Board "FASB". SFAS No. 128 requires the presentation of basic earnings per common share and diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the diluting effect of stock options and warrants. All prior year earnings per share calculations have been restated in accordance with the provisions of SFAS No. 128. Adoption of SFAS No. 128 did not have a material effect on the Company's historically disclosed earnings per share.

       REVENUE RECOGNITION

The Company recognizes revenue when products are shipped to customers.

       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates primarily relate to the determination of the allowance for doubtful accounts. Although these estimates are based on management's knowledge of current events and actions that it may undertake in the future, actual results may ultimately differ from estimates.

       NEW ACCOUNTING STANDARDS

In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the consolidated financial position, results of operations or cash flows of the Company.

       RECLASSIFICATIONS

Certain amounts included in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

3.     DISCONTINUED OPERATIONS

In August 1997, the Company's Board of Directors approved a plan to sell or liquidate its noncore business subsidiary, New World Interactive, Inc. ("New World Interactive") as part of an overall reorganization program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive was engaged in the production and distribution of Spanish and Portuguese CD-ROM software. The decision to discontinue the subsidiary was based in part, upon continuing significant working capital requirements and the Company's inability to obtain separate additional capital through bank financing, public or private placement debt or a combination of these for the subsidiary, and the lack of sufficient sales volumes.

Due to the significant contractual obligations existing at the time of approval of the plan to discontinue the subsidiary and due to the nature and conduct of the business, New World Interactive's creditors were advised that New World Interactive was experiencing significant cash flow problems and a deteriorating financial condition and that management had decided to stop the production of any "new" titles and continue with the production of titles already contracted for. The Company anticipated that upon completion of these titles, and with its existing inventory on completed titles, sufficient sale volumes would materialize as a result of the Christmas holiday season, and generate sufficient cash flows allowing New World Interactive to repay its obligations and avoid having to pay to creditors a pro rata share of New World Interactive's assets. New World Interactive closed its production facility on October 31, 1997 and ceased operations on December 31, 1997. Subsequent to December 31, 1997, New World Interactive is in the process of self-liquidating its remaining assets (consisting primarily of trade receivables of approximately $92,000 and inventory of approximately $66,000) on a pro rata basis to its remaining creditors. New World Interactive surrendered all contract rights it may have had in any software to its remaining creditors and returned all existing inventory. These rights and inventory were given to the creditors without prejudice to any remaining debt or any claim that the creditors may have against New World Interactive. It is management's intentions that any claims that creditors may have against New World Interactive will not be defended or responded to by New World Interactive as there are no other remaining assets to distribute. The Company believes that the ultimate completion of the liquidation of New World Interactive including any potential litigation will not have a further material adverse impact on the financial condition and results of operations of the Company.

Net liabilities of the discontinued operation at December 31, 1997, consist primarily of accounts payable and accrued expenses (including severance to a key officer and employees) offset by accounts receivable and inventory. The inventory is recorded at liquidation value and not at a potential selling price as surrendered to its creditors. The loss on the disposal of New World Interactive totaled $1,874,786, which includes a loss of $687,106 for operating losses during the phase out period, and is reflected as loss on disposal in the accompanying Consolidated Statement of Operations.

The accompanying consolidated balance sheets and consolidated statements of operations have been reclassified to report separately the discontinued operations in the prior periods. Selected results of the discontinued operations were as follows:

                                                                1997                   1996                   1995
                                                            -----------            -----------            -----------
Net sales                                                  $  1,909,405            $ 3,135,047            $ 9,745,435
                                                           ============            ===========            ===========
Gross profit                                                  $ 214,881              $ 860,390              $ 887,360
                                                           ============            ===========            ===========
Selling, general and administrative expenses                  $ 930,564            $ 1,579,878            $ 1,336,557
                                                           ============            ===========            ===========
Net loss                                                   $ (2,608,724)           $  (852,174)           $  (385,023)
                                                           ============            ===========            ===========


4.     RESTRICTED CASH

At December 31, 1997 and 1996, certificates of deposit were pledged by the Company with various banks to guarantee the credit lines. The certificates of deposit were placed in various banks in the following locations:

                                         1997                    1996
                                   --------------          --------------

United States                      $    1,484,319          $    1,263,592
Panama                                  7,350,000               4,819,332
                                   --------------          --------------
                                   $    8,834,319          $    6,082,924
                                   ==============          ==============


The certificates of deposit at December 31, 1997 and 1996 have annual interest rates ranging from 4.9% to 7.8% and 5.2% to 6.3%, respectively.

5.     INVENTORIES

At December 31, 1997 and 1996, inventories consisted primarily of consumer electronic products at the following locations:

                                                1997                  1996
                                         --------------         --------------

Colon Panama Free Zone warehouse         $    7,343,318         $    9,240,883
U.S. warehouses                                 830,717                -
In transit                                    1,091,712                765,894
                                         --------------         --------------
                                              9,265,747             10,006,777
Reserve for obsolescence                        (88,795)               (80,279)
                                         --------------         --------------
                                         $    9,176,952         $    9,926,498
                                         ==============         ==============


6.  PROPERTY AND EQUIPMENT

At December 31, 1997 and 1996, property and equipment consists of the following:

                                                      1997             1996
                                              ---------------    --------------

Buildings                                      $    3,796,730    $      900,327
Furniture and office equipment                        977,765           774,700
Transportation equipment                              355,847           254,270
Leasehold improvements                                 87,109           306,196
Machinery and equipment                               251,957           145,250
                                               --------------    --------------
                                                    5,469,408         2,380,743
Less accumulated depreciation and amortization     (1,036,704)       (1,104,180)
                                               --------------    --------------
                                               $    4,432,704    $    1,276,563
                                               ==============    ==============

During 1997, the Company purchased a warehouse in the Panama Colon Free Zone for $1,700,000 and transferred its warehousing operations from two leased warehouses. In addition, the construction of the Company's office and showroom in the Panama Colon Free Zone was completed in December 1997 at costs totaling approximately $1,100,000.

7.     CONCENTRATION OF CREDIT RISK

The Company's sales were made to customers located in, or for distribution in, the following countries:

                                         1997           1996            1995
                                    -------------  -------------   -------------

Colombia                            $  52,995,593  $  28,420,660   $  28,957,239
Paraguay                               28,486,493     22,551,519       7,897,374
United States                          15,691,848     11,188,364       6,240,221
Ecuador                                12,401,457     10,815,594      16,481,684
Venezuela                              12,099,287      1,921,862       1,112,131
Mexico                                  4,742,561      5,441,236       2,693,610
Peru                                    4,458,382      2,553,372       2,614,713
Brazil                                  3,831,209      6,264,275       3,662,360
All other countries (primarily in
    Latin America)                     24,115,798     19,589,142       7,869,409
                                    -------------  -------------   -------------
                                    $ 158,822,628  $ 108,746,024   $  77,528,741
                                    =============  ============    =============

A summary of accounts receivable by country of distribution is as follows:

                                                        1997           1996
                                                 --------------  ---------------

Paraguay                                         $   10,186,458  $    5,439,076
Colombia                                              9,849,299       4,897,323
Venezuela                                             4,062,259         336,172
Ecuador                                               3,620,585       3,860,227
Argentina                                             1,005,294         420,788
Brazil                                                  422,446       1,481,340
All other countries (primarily in Latin America)      6,984,106       4,123,654
                                                 --------------  --------------
                                                     36,130,447      20,558,580
Less allowance for doubtful accounts                 (4,620,102)     (2,364,537)
                                                 --------------  --------------
                                                 $   31,510,345  $   18,194,043
                                                 ==============  ==============


Certain sales made by the Company are collected in cash or other negotiable instruments. During 1997, 1996 and 1995, the Company had no major customers whose sales exceeded 10% of total net sales.

8.     MAJOR SUPPLIERS

During the years ended December 31, 1997, 1996 and 1995, 33%, 37% and 37%, respectively, of the Company's purchases consisted of products purchased from Sony Corporation of Panama, S.A. (Sony). Amounts payable to Sony as of December 31, 1997 and 1996, were approximately $5,346,000 and $5,998,000, respectively. Beginning in 1995, the Company significantly increased its purchases from Pioneer International Latin America, S.A. (Pioneer). Pioneer purchases represented 34%, 36% and 29% of total purchases for the year ended December 31, 1997, 1996 and 1995, respectively. Amounts payable to Pioneer as of December 31, 1997 and 1996, were approximately $5,000,000 and $6,996,000, respectively.

The Company does not have a written agreement with either Sony or Pioneer to act as a distributor in any particular country. Sony and Pioneer could, at any time, stop or limit sales to the Company or prohibit the Company from distributing its products in any one or more countries. The Company is extended credit terms from year-to-year.

9.     GEOGRAPHICAL SEGMENT INFORMATION

Sales originating from Panama, the United States and British Virgin Islands for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                1997             1996               1995
                           ------------      ------------      ------------

Panama                    $ 139,471,528     $ 103,648,266     $  64,344,680
United States                19,220,055         5,052,613        13,184,061
British Virgin Islands          131,045            45,145           -
                          -------------     -------------     -------------
                          $ 158,822,628     $ 108,746,024     $  77,528,741
                          =============     =============     =============


Identifiable assets by geographical area are as follows:

                                       1997                    1996
                                 -------------            -------------

Panama                          $   52,002,854           $   36,474,383
United States                        4,685,063                1,043,716
British Virgin Islands                 240,705                   23,753
                                --------------           --------------
                                $   56,928,622           $   37,541,852
                                ==============           ==============

Operating income (loss) from continuing operations by geographical area is as follows:

                                   1997              1996             1995
                               ------------      ------------     ------------

Panama                        $   2,615,913     $   2,953,042    $     909,965
United States                      (802,393)          109,324         (930,043)
British Virgin Islands             (884,143)         (466,264)        (350,000)
                              -------------     -------------    -------------
                              $     929,377     $   2,596,102    $    (370,078)
                              =============     =============    =============


Income (loss) from continuing operations before income taxes by geographical area is as follows:

                               1997             1996             1995
                           ------------     ------------     ------------

Panama                    $     788,760    $   2,333,567    $     645,174
United States                  (845,755)          81,795         (809,347)
British Virgin Islands         (875,677)        (349,044)         381,909
                          -------------    -------------    -------------
                          $    (932,672)   $   2,066,318    $     217,736
                          =============    =============    =============

10. NOTES AND ACCEPTANCES PAYABLE

Notes and acceptances payable at December 31, 1997 and 1996 consist of the following:

                                                                                              1997                      1996
                                                                                          ============             ============
   Acceptances payable to banks and borrowings under several lines of credit aggregating $36,500,000 bearing interest between 8.9% to 10.3%, maturing at varying dates through June 1998, collateralized by certificates of deposit of
$8,834,319, trade accounts receivables, inventories and guaranteed by certain of the Company's shareholders
                                                                                          $ 28,842,438             $ 11,703,686
                                                                                          ============             ============

The weighted average interest rates as of December 31, 1997 and 1996 were 9.62% and 9.61%, respectively.

11.  LONG-TERM DEBT

Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                                                              1997                     1996
                                                                                          ============             ============
Note payable, bearing interest at 10%, payable in monthly installments in the amount of $12,681, expiring in May 2001, collateralized by a first mortgage on
the rental building                                                                       $    438,887             $        -

Note payable, bearing interest at 12%, payable in 120 monthly installments in the amount of $10,045 expiring in December 2002, collateralized by a first
mortgage on the rental building                                                               -                        519,506

Note payable, bearing interest at prime (8.5% at December 31, 1997)
plus 2%, payable in monthly installments in the amount of $21,090, with the unpaid balance due in December 2002, collateralized by a first mortgage on the
warehouse                                                                                    1,493,011                      -



                                                                                          ============             ============
                                                                                             1,931,898                  519,506
Less current portion                                                                          (214,537)                 (61,604)
                                                                                          ============             ============

                                                                                          $  1,717,361             $    457,902
                                                                                          ============             ============


Maturities of long-term debt are as follows:

                 YEAR ENDING DECEMBER 31,

                           1998                                   $     214,537
                           1999                                         237,557
                           2000                                         263,049
                           2001                                         200,258
                           2002                                         167,204
                        Thereafter                                      849,293
                                                                  --------------
                                                                  $   1,931,898
                                                                  ==============
12.    INCOME TAXES

The provision for income taxes includes the following components:

                                                                 1997                    1996                     1995
                                                            -------------           -------------            -------------
United States - Federal                                     $     -                 $      -                 $      10,269
Panama                                                            -                       136,490                  103,524
                                                            -------------           -------------            -------------
                                                            $     -                 $     136,490            $     113,793
                                                            =============           =============            =============


The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 1997, 1996 and 1995 to income (loss) before income tax expense as a result of the following:

                                                                         1997                    1996                     1995
                                                                    ------------            -------------            -------------
Computed "expected" United States tax
  (benefit) expense                                                 $    (317,108)          $     702,548            $      74,030
Effect of foreign operations                                               29,552                (504,700)                (176,965)
Valuation allowance change                                                286,282                 (75,395)                 206,464
Other, net                                                                  1,274                  14,037                   10,264
                                                                    -------------           --------------            -------------
Provision for income taxes                                           $        -              $    136,490            $     113,793
                                                                    =============           =============            =============


At December 31, 1997, the Company's U.S. subsidiaries had net operating loss carryforwards for U.S. tax purposes of approximately $810,000 (continuing operations) and $1,670,000 (discontinued operations), expiring in various years through 2012. A full valuation allowance has been recorded by the Company since management believes that it is more likely than not that the deferred tax assets will not be realized.

The Company's Panamanian subsidiary operates in the Colon Free Zone, Republic of Panama, and sells to customers abroad. According to Panamanian regulations, companies operating in the Colon Free Zone derive local tax benefits from their foreign sales. These companies enjoyed a special tax rate of 8.5% as compared to a statutory rate of up to 34%, on profits derived from sales of merchandise re-exported from the Colon Free Zone to countries other than Panama. In addition, profits derived from sales not shipped through Panama (offshore sales) are exempt from Panamanian taxes. Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are 100% tax exempt.

13.    STOCK OPTION PLAN AND OTHER

The Company's 1992 stock option plan (the "Plan"), adopted by the Board of Directors and the shareholders of the Company on April 21, 1992, is intended to improve the Company's financial performance by providing long-term incentives to the Company's directors, officers and key employees and to aid in the recruitment of additional qualified and competent employees. The Plan is administered by a committee comprised of outside directors (the "Committee").

On June 28, 1996, the shareholders approved the Board of Directors' amendment to the Plan to increase the number of shares available for grant from 450,000 shares to 900,000 shares.

Under the Plan, 900,000 shares of common shares have been reserved for issuance upon exercise of options. The Plan provides for the granting of both "incentive stock options" and non-statutory stock options. Options can be granted under the Plan on such terms and at such prices as determined by the Committee, except that the per share exercise price of incentive stock options will not be less than the fair market value of the common shares on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option will be exercisable within six months after the date of grant or after the expiration of 10 years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. The Plan authorizes the Company to make loans to optionees to enable them to exercise their options and authorizes optionees to exercise their stock options by payment with common shares, in each case at the discretion of the Committee.

In connection with a public offering, in August 1992, the Company issued warrants to purchase 150,000 common shares to the representatives of the underwriters, exercisable at a price of $9.45 per share, as adjusted, for a four-year term starting on August 6, 1993. In November 1994, the Company's Board of Directors, in consideration of financial consulting and advisory services rendered and to be rendered by such representatives, reduced the exercise price on the warrants from $9.45 per share to $4.00 per share. In November 1996, the Company's Board of Directors, in consideration of financial consulting and advisory services to be rendered by one such representative, reduced the exercise price on 97,750 warrants from $4.00 per share to $1.63 per share and extended the term one additional year.

The following table presents additional information concerning the activity in the stock option plan:

                                                                                       WEIGHTED
                                                                                      AVERAGE OF
                                                                 NUMBER OF             EXERCISE
                                                                  OPTIONS                PRICE
                                                                 ---------            ----------
Balance at December 31, 1994                                       109,000            $  6.09
    Options granted                                                 60,000               3.13
    Options terminated                                             (83,000)              6.76
                                                              ------------
Balance at December 31, 1995                                        86,000               3.38
    Options granted                                                759,660               1.86
    Options terminated                                             (20,000)              2.39
                                                              ------------
Balance at December 31, 1996                                       825,660               2.01
    Options granted                                                 25,000               2.55
    Options exercised                                              (10,000)              1.28
    Options terminated                                            (135,630)              2.03
                                                              ------------
Balance at December 31, 1997                                       705,030               2.04
                                                              ============

Warrants repriced during 1996                                       97,750
                                                                ==========

1996 weighted average fair value
     of warrants                                                 $     .80
                                                                 =========


No warrants were repriced during 1997.

                                                             1997                 1996                 1995
                                                           --------             --------             --------
Weighted average fair value of
     options granted during the year                       $   1.82             $   1.63             $   2.21
                                                           ========             ========             ========


The following table summarizes information about stock options outstanding at December 31, 1997:

                             NUMBER               WEIGHTED                                     NUMBER
                           OUTSTANDING             AVERAGE              WEIGHTED             EXERCISABLE            WEIGHTED
                               AT                 REMAINING              AVERAGE                 AT                  AVERAGE
      RANGE OF            DECEMBER 31,           CONTRACTUAL            EXERCISE            DECEMBER 31,            EXERCISE
       PRICES                 1997              LIFE (YEARS)              PRICE                 1997                  PRICE
---------------          -------------         -------------           ----------          ---------------         ------------
$1.25 - $1.88                 277,530               7.78                  $1.77                 277,530               $1.77
$1.94 - $2.56                 371,500               8.08                  $1.98                 259,396               $1.95
$3.50 - $4.13                  56,000               5.49                  $3.72                  56,000               $3.72
                          -----------                                                       -----------
$1.25 - $4.13                 705,030               7.76                  $2.04                 592,926               $2.03
                          ===========                                                       ===========


As of December 31, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company is required to disclose pro forma net income and earnings per share as if compensation expense relative to the fair value of the options granted had been included in earnings. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions (weighted average) used for grants in 1997, 1996 and 1995, expected life of 6 years in 1997 and 10 years for 1996 and 1995; volatility factors of 80% for 1997 and 96% for 1996 and 1995; risk-free interest rates of 6.1% for 1997 and 1996 and 6.8% for 1995 and no dividend payments. Had compensation cost for the Company's option plan been determined and recorded consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------------
                                                                  1997                    1996                     1995
                                                             -------------          -------------             ------------
Net income (loss)
    As reported                                             $  (3,541,396)          $   1,077,654            $    (281,080)
                                                            =============           =============            =============
    Pro Forma                                               $  (3,864,939)          $     300,479            $    (394,079)
                                                            =============           =============            =============
Earnings per share - basic and
    assuming dilution
       As reported                                          $     (.79)             $      .24               $      (.06)
                                                            ==========              ==========               =========--
       Pro Forma                                            $     (.86)             $      .07               $      (.09)
                                                            ==========              ==========               =========--

The 1997, 1996 and 1995 pro forma effect on net income (loss) is not necessarily indicative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 and does not reflect a tax benefit related to the compensation expense as such benefit would be reflected directly in shareholders' equity given that the options are considered incentive stock options.

14.    COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements. The following is a schedule of future rental payments as of December 31, 1997 for operating leases having initial noncancelable lease terms in excess of one year.

          YEAR ENDING DECEMBER 31,

                    1998                             $     194,894
                    1999                                   191,471
                    2000                                   144,568
                    2001                                    92,263
                    2002                                    19,763
                 Thereafter                                239,979
                                                      ------------
                                                     $     882,938
                                                      ============
Rent expense was $233,181, $290,242 and $424,835 for each of the years ended December 31, 1997, 1996 and 1995, respectively.

The Company leases its building in Panama City, Panama. Rental income included in other income in the accompanying consolidated statements of operations was $174,509, $164,883 and $152,363 in 1997, 1996 and 1995, respectively. The minimum future rental payments to be received on this noncancelable lease as of December 31, 1997 are as follows:


                    1998                             $     183,113
                    1999                                   192,233
                    2000                                   201,870
                    2001                                   211,963
                    2002                                   222,513
                 Thereafter                                292,749
                                                      ------------
                                                     $   1,304,441
                                                      ============
At December 31, 1997, the Company had open letters of credit in the amount of $9,436,243. Included in the open letters of credit at December 31, 1997 are stand-by letters of credit in the amount of $7,100,000 collateralizing the trade accounts of various vendors, primarily Sony and Pioneer.

The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the year 2000. Management does not currently anticipate any significant or material impact on the Company as a result of implications associated with this issue.

15.    LEGAL MATTERS

On June 15, 1995, a final order on a lawsuit was executed. The order authorized distribution of all settlement funds including return of excess funds to the Company, thus terminating all further actions in the case. As a result, the Company recorded as a reversal of litigation in the accompanying Consolidated Statement of Operations $526,520, which represents both the refund to the Company and the release of its obligation to contribute any further settlement funds. In addition, the Company reversed approximately $200,000 of accrued legal fees which is also included as reversal of litigation costs.

In 1998, the Company was notified of a forfeiture action against certain funds deposited by the Company. The action requested the forfeiture of the seized funds to the United States Government. The Company believes there is no basis for the seizure or forfeiture. Nonetheless, to avoid the expense and disruption of litigation and also the use of the seized funds for an extended period of time, the Company reached an agreement to settle the forfeiture civil action against these funds. Terms of the agreement require the return of all funds seized less $255,000. The Company has recorded the settlement amount as litigation (expense) reversal in the accompanying Consolidated Statement of Operations, and as accrued expense and other current liabilities in the accompanying Consolidated Balance Sheets as the seized funds related to 1997 sales.

The Company is also engaged in ordinary litigation incidental to its business. The Company does not believe that such ordinary routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers of the Company is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1) FINANCIAL STATEMENTS

              Financial statements of the Company are set forth in Part II
              Item 8.

     (2) FINANCIAL STATEMENTS SCHEDULE

              Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

     (3)   EXHIBITS


   EXHIBIT
     NO.                                        DESCRIPTION                                           METHOD OF FILING
   -------      --------------------------------------------------------------------------            ----------------
    3 (a)       Amended and Restated Memorandum of Association and Articles of Association
                of the Registrant                                                                           (2)

    3 (b)       Amendment to Amended and Restated Memorandum of Association and Articles
                of Association                                                                              (3)

    4 (a)       Form of Warrant Agreement                                                                   (1)

    4 (b)       Amendment to Warrant Agreement                                                              (9)

    4 (c)       Second Amendment to Warrant Agreement                                                       (12)

                (Item Nos. 10.1 through 10.2, inclusive, below, constitute the Company's executive compensation plans and arrangements.)

   10.1         Amended and Restated Stock Option Plan                                                      (12)

   10.2 (b)     Retirement Agreement dated February 26, 1996 with Moises Ezra Cohen
                                                                                                            (9)
   10.3         "Poliza de Credito" from "Banco Exterior" dated January 27, 1992
                (with accompanying English summary)                                                         (1)

   10.4         "Poliza de Credito" from "Banco Exterior" dated September 4, 1991
                (with accompanying English summary)                                                         (1)

   10.5         Confidentiality and Non-Competition Agreement of Enrique P. Lacs                            (1)

   10.6         Letter from "Textiles Internacionales S.A." (with accompanying English summary)             (1)

   10.7         "Contrato de Arrendamiento de Local No. 102" (with accompanying English summary)            (1)


                                   (Continued)



   EXHIBIT
     NO.                                        DESCRIPTION                                           METHOD OF FILING
   -------      -------------------------------------------------------------------------------       ----------------
    10.8        "Contrato de Arrendamiento de Local No. 85" (with accompanying English summary)                (1)

    10.9        "Permiso de Operacion 179" (with accompanying English summary)                                 (1)

    10.10       Software License and Distribution Agreement with The Software Toolworks, Inc.
                effective as of March 31, 1994                                                                 (4)

    10.11       Localization and Distribution Agreement dated as of April 25, 1994 with
                Time Warner Interactive Group, Inc. (Hell Cab)                                                 (4)

    10.12       Software License and Distribution Agreement dated as of June 3, 1994 with
                The Software Toolworks, Inc.                                                                   (4)

    10.13       Software License Agreement with Pixel Perfect, Inc. dated as of August 10, 1994                (4)

    10.14       Software License and Distribution Agreement effective as of September 30, 1994,
                with The Software Toolworks, Inc.                                                              (5)

    10.15       Lease from Ezcony Trading Corporation to Hooters and Dreams, S.A. dated March 18,
                1994 (with accompanying English summary)                                                       (5)

    10.16       Contract for purchase of building from COFRISA dated January 20, 1995
                (with accompanying English summary)                                                            (5)

    10.17       Software License and Distribution Agreement effective as of March 30, 1995
                with  Mindscape, Inc. ("Renegade")                                                             (6)

    10.18       Republishing, Localization and Distribution Agreement by and between Hyper-Quest
                and New World Interactive dated April 19, 1995                                                 (7)

    10.19       International Distribution Agreement by and between Interplay Production and New
                World Interactive, Inc. dated March 15, 1995                                                   (7)

    10.20       Localization and Distribution Agreement by and between Time Warner Interactive and
                New World Interactive, Inc. dated February 17, 1995                                            (7)

    10.21       Agreement between Motorola, Inc. and Ezcony Interamerica, Inc. dated August 8, 1995            (7)

    10.22       Loan Agreement with Pribanco dated August 17, 1995 (with English summary)                      (8)

    10.23       Localization and Distribution Agreement between Atari Games Corporation d/b/a Time
                Warner Interactive and New World Interactive dated August 25, 1995                             (8)

                                   (Continued)



   EXHIBIT
     NO.                                        DESCRIPTION                                           METHOD OF FILING
   -------      --------------------------------------------------------------------------------      ----------------
    10.24       Mitsubishi Electronics America, Inc. Distributor Agreement with Ezcony Trading
                Corp. dated February 21, 1996                                                                (9)

    10.25       Specific Terms and Conditions CD-ROM Bundling and Distribution Agreement between
                Mindscape, Inc. and New World Interactive dated December 20, 1995                            (9)

    10.26       Software Localization and Distribution Agreement between Ringling Multimedia Corp.
                and New World Interactive dated January 16, 1996                                             (9)

    10.27       Credit Facility with Hamilton Bank maturing December 31, 1996                                (9)

    10.28       Hamilton Bank Security Agreement given by Ezcony Trading Corporation                         (9)

    10.29       Loan Contract (Line of Credit) with Banco de Iberoamerica (with English summary)             (9)

    10.30       Localization and Distribution Agreement between Turner New Media, Inc. and
                New World Interactive, Inc. dated as of October 27, 1995                                     (9)

    10.31       License Agreement dated July 11, 1996 by and between GLLG International, Inc.
                and New World Interactive, Inc.                                                              (10)

    10.32       Software Localization and Distribution Agreement dated April 19, 1996 by and
                between Ringling Multimedia Corporation and New World Interactive, Inc.                      (10)

    10.33       Lease dated August 1, 1996 between Airport Key Corporation and New World
                Interactive, Inc.                                                                            (10)

    10.34       Software Localization and Distribution Agreement by and between Ringling
                Multimedia Corporation and New World Interactive, Inc. dated September 10, 1996              (11)

    10.35       Software Localization and Distribution Agreement by and between Take Two Interactive
                Software, Inc. dated September 16, 1996                                                      (11)

    10.36       International Distribution Agreement by and between Interplay Productions and
                 New World Interactive, Inc. dated February 15, 1996                                         (11)

    10.37       Software License and Distribution Agreement with Mindscape, Inc. dated
                August 28, 1996 (I)                                                                          (12)

    10.38       Software License and Distribution Agreement with Mindscape, Inc. dated
                August 28, 1996 (II)                                                                         (12)


                                   (Continued)



   EXHIBIT
     NO.                                        DESCRIPTION                                           METHOD OF FILING
   -------      --------------------------------------------------------------------------            ----------------
    10.39       Localization and Distribution Agreement with Broderbund Software, Inc.
                dated December 19, 1996                                                                     (12)

    10.40       Credit Facility with Banco Internacional de Panama dated November 18, 1996
                (with accompanying English summary)                                                         (12)

    10.41       Five Heads of Agreement with Warner Interactive Entertainment Ltd.                          (12)

    10.42       Distribution Agreement for Motorola Cellular Products dated June 17, 1996                   (12)

    10.43       Software License and distribution Agreement dated February 6, 1997 by and
                between Norman & Globus, Inc., and New World Interactive, Inc.                              (13)

    10.44       Software Localization and Distribution Agreement dated March 21, 1997 by
                and between Ringling Multimedia Corporation and New World Interactive, Inc.                 (13)

    10.45       International License and Distribution Agreement dated March 12, 1997 by and
                between Interplay Production and New World Interactive, Inc.                                (13)

    10.46       International License, Distribution and Localization Agreement dated
                February 28, 1997 by and between Accolade, Inc. and New World Interactive, Inc.             (14)

    10.47       Credit Financing Agreement with Hamilton Bancorp Inc. dated May 7, 1997                     (14)

    10.48       Consulting Agreement with Ocean Reef Management, Inc. dated April 25, 1997                  (14)

    10.49       Cancellation of Consulting Agreement with Ocean Reef Management, Inc. dated
                July 7, 1997                                                                                (14)

    10.50       Mutual General Release between the Company and Ocean Reef Management, Inc.,
                dated August 13, 1997                                                                       (14)

    10.51       Addendum dated May 12, 1997 to the Distribution Agreement for Motorola Cellular
                Products dated June 17, 1996 by and between King David Com.
                Exportacao e Importacao Ltda. and Ezcony Interamerica Inc.                                  (14)

    10.52       Termination Agreement dated April 24, 1997 between Ezcony Interamerica Inc. and
                its subsidiaries and John A. Galea                                                          (14)

    10.53       Termination Agreement dated June 18, 1997 and Confidentiality and Noncompetition
                Agreement by and between Ezcony Interamerica Inc. and Subsidiaries and Ezra Homsany         (14)

    10.54       "Poliza de Credito" from "Banco Exterior" dated July 8, 1997
                 (with accompanying English summary)                                                        (16)

                                    (Continued)


    EXHIBIT
       NO.                               DESCRIPTION                                                   METHOD OF FILING
    -------     -----------------------------------------------------------------------------           ----------------
    10.55       "Poliza de Credito" from "Banco Internacional de Panama" dated June 16, 1997
                 (with accompanying English summary)                                                        (16)

    10.56       "Poliza de Credito" from "The Chase Manhattan Bank" dated June 4, 1997
                 (with accompanying English summary)                                                        (16)

    10.57       "Poliza de Credito" from "Banco Confederado De America Latina, S.A."
                 dated June 18, 1997 (with accompanying English summary)                                    (16)

    10.58       "Poliza de Credito" from "Banco Panamericano, S.A." dated June 17, 1997
                 (with accompanying English summary)                                                        (16)

    10.59        Loan Contract (Line of Credit) with Banco de Iberoamerica
                 (with accompanying English summary)                                                        (16)

    10.60       "Contrato de Compraventa De Acciones" (with accompanying English summary)                   (16)

    10.61       Contract for purchase of building from COFRISA dated July 28, 1997
                (with accompanying English summary)                                                         (16)

    22          List of subsidiaries                                                                         (9)

    23          Consent of Coopers & Lybrand L.L.P.                                                         (15)

    27.1        Financial Data Schedule                                                                     (15)


(1) Incorporated by reference to Ezcony's Form F-1 dated May 21, 1992 (No. 33-48061)

(2) Incorporated by reference to Ezcony's Amendment No. 1 dated July 9, 1992 to Ezcony's Form F-1

(3) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended June 30, 1993

(4) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended September 30, 1994

(5) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1994

(6) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended March 31, 1995

(7) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended June 30, 1995

(8) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended September 30, 1995

(9) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1995

(10) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended June 30, 1996

(11) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended September 30, 1996

(12) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1996

(13) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended March 31, 1997

(14) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended June 30, 1997

(15)     Filed herewith

(16)     To be filed by amendment

(a)      Reports on Form 8-K

         No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EZCONY INTERAMERICA INC.

Date:      MARCH 31, 1998                            BY: /S/ EZRA COHEN
           --------------                                ------------------
                                                         Ezra Cohen
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                         TITLE                                    DATE

/S/ EZRA COHEN                                 Director, Chairman of the Board,                        March 31, 1998
--------------                                 President and Chief Operating Officer
Ezra Cohen

/S/ ANA M. MENENDEZ                            Chief Financial Officer                                 March 31, 1998
-------------------                            (Principal Financial and Accounting
Ana M. Menendez                                 Officer)

/S/ MOISES EZRA COHEN                          Director                                                March 31, 1998
---------------------
Moises Ezra Cohen

/S/ DAVID DJEMAL                               Director                                                March 31, 1998
---------------------
David Djemal

/S/ MICHAEL DOWLING                            Director                                                March 31, 1998
---------------------
Michael Dowling




                 SIGNATURE                                         TITLE                                    DATE

/S/ EZRA HOMSANY GATENO                        Director                                                March 31, 1998
-----------------------
Ezra Homsany Gateno

/S/ DANIEL HOMSANY                             Director                                                March 31, 1998
-----------------------
Daniel Homsany

/S/ ENRIQUE LACS                               Director                                                March 31, 1998
------------------------
Enrique Lacs

/S/ LEONARD J. SOKOLOW                         Director                                                March 31, 1998
------------------------
Leonard J. Sokolow



                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

To the Board of Directors of
Ezcony Interamerica Inc.

Our report on the consolidated financial statements of Ezcony
Interamerica Inc. and subsidiaries is included on page 13 of the Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 32 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.
Miami, Florida
March 30, 1998


                                                                     SCHEDULE II

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   BALANCE AT          CHARGED TO                              BALANCE AT
                                                   BEGINNING           COSTS AND                                   END
                DESCRIPTION                         OF YEAR             EXPENSES           DEDUCTIONS            OF YEAR
------------------------------------------        -----------        -------------         ----------          ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS-

Year ended December 31, 1997                     $ 2,364,537         $ 2,646,509         $  (390,944)         $ 4,620,102
                                                 ===========         ===========         ============         ===========

Year ended December 31, 1996                     $ 3,431,510         $   901,950         $(1,968,923)         $ 2,364,537
                                                 ===========         ===========         ===========          ===========

Year ended December 31, 1995                     $ 2,651,199         $   875,864         $   (95,553)         $ 3,431,510
                                                 ===========         ===========         ===========          ===========


                                 EXHIBIT INDEX


EXHIBIT        DESCRIPTION
-------       --------------

23            Consent of Coopers & Lybrand LLP

27.1          Financial Data Schedule