Form 10-K405/A
period 1997-12-31
EZCONY INTERAMERICA INC
filed 1998-04-15
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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


                                              EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------------
                                                                          1997                    1996                     1995
                                                                   --------------           --------------           --------------
Net sales                                                          $  158,822,628           $  108,746,024           $   77,528,741
Cost of sales                                                         147,921,363              100,175,931               72,292,327
                                                                   --------------           --------------           --------------
                Gross profit                                           10,901,265                8,570,093                5,236,414

Selling, general and administrative expenses                            9,971,888                5,973,991                5,606,492
                                                                   --------------           --------------           --------------
Operating income (loss)                                                   929,377                2,596,102                 (370,078)
                                                                   --------------           --------------           --------------

Other income (expenses):
    Interest income                                                       454,102                  337,246                  434,041
    Interest expense                                                   (2,235,660)              (1,148,697)                (930,144)
    Litigation (expense) reversal                                        (255,000)                 -                        726,454
    Other                                                                 174,509                  281,667                  357,463
                                                                   --------------           --------------           --------------
                                                                       (1,862,049)                (529,784)                 587,814
                                                                   --------------           --------------           --------------
Income (loss) from continuing operations
    before income taxes                                                  (932,672)               2,066,318                  217,736

Provision for income taxes                                                -                       (136,490)                (113,793)
                                                                   --------------           --------------           --------------
Income (loss) from continuing operations                                 (932,672)               1,929,828                  103,943
                                                                   --------------           --------------           ---------------
Discontinued operations:
    Loss from discontinued operations, net
     of income taxes                                                     (733,938)                (852,174)                (385,023)
    Loss on disposal, including $687,106 for
     operating losses during the phase out
     period, net of income taxes                                       (1,874,786)                 -                        -
                                                                   --------------           --------------           --------------
                                                                       (2,608,724)                (852,174)                (385,023)
                                                                   --------------           --------------           --------------
Net income (loss)                                                  $   (3,541,396)          $    1,077,654           $     (281,080)
                                                                   ==============           ==============           ===============
Earnings per common share - basic and
    assuming dilution-
       Income (loss) from continuing operations                    $        (0.21)          $         0.43           $         0.02
       Loss from discontinued operations                                    (0.58)                   (0.19)                   (0.08)
                                                                   --------------           --------------           --------------
       Net income (loss)                                           $        (0.79)          $         0.24           $        (0.06)
                                                                   ==============           ==============           ==============
Weighted average number of common
    shares outstanding - basic                                          4,503,644                4,500,000                4,500,000
Dilutive effect of stock options and warrants                             -                         21,688                  -
                                                                   --------------           --------------           --------------
Weighted average number of common shares
    outstanding - assuming dilution                                     4,503,644                4,521,688                4,500,000
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

(11) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended September 30, 1996

(12) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1996

(13) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended March 31, 1997

(14) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended June 30, 1997

(15) Incorporated by reference to the comparable exhibit numbers as contained in the Ezcony Annual Report on Form 10-K405, as filed with the Securities and Exchange Commission on March 31, 1998

(16)     Filed herewith

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

Date:      APRIL 14, 1998                            BY: /S/ EZRA COHEN
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

                 SIGNATURE                                         TITLE                                    DATE

/S/ EZRA COHEN                                 Director, Chairman of the Board,                        April 14, 1998
--------------                                 President and Chief Operating Officer
Ezra Cohen

/S/ ANA M. MENENDEZ                            Chief Financial Officer                                 April 14, 1998
-------------------                            (Principal Financial and Accounting
Ana M. Menendez                                 Officer)

/S/ MOISES EZRA COHEN                          Director                                                April 14, 1998
---------------------
Moises Ezra Cohen

/S/ DAVID DJEMAL                               Director                                                April 14, 1998
---------------------
David Djemal

/S/ MICHAEL DOWLING                            Director                                                April 14, 1998
---------------------
Michael Dowling

                 SIGNATURE                                         TITLE                                    DATE

/S/ EZRA HOMSANY GATENO                        Director                                                April 14, 1998
-----------------------
Ezra Homsany Gateno

/S/ DANIEL HOMSANY                             Director                                                April 14, 1998
-----------------------
Daniel Homsany

/S/ ENRIQUE LACS                               Director                                                April 14, 1998
------------------------
Enrique Lacs

/S/ LEONARD J. SOKOLOW                         Director                                                April 14, 1998
------------------------
Leonard J. Sokolow



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

10.60 "Contrato de Compraventa De Acciones" (with accompanying English summary)

10.61 Contract for purchase of building from COFRISA dated July 28, 1997 (with accompanying English summary)

23            Consent of Coopers & Lybrand LLP

27.1          Financial Data Schedule