Form 10-Q
period 1998-03-31
EZCONY INTERAMERICA INC
filed 1998-05-15
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 1998            COMMISSION FILE NO. 0-20406


                            EZCONY INTERAMERICA INC.
             (Exact Name of Registrant as Specified in Its Charter)

     BRITISH VIRGIN ISLANDS                                   NOT APPLICABLE
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

      CRAIGMUIR CHAMBERS, P.O. BOX 71,
             ROAD TOWN, TORTOLA                           BRITISH VIRGIN ISLANDS
(Address of Principal Executive Offices)                         (Country)

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

                  YES   X                   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At May 1, 1998 there were outstanding:

         4,510,000 common shares, no par value

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997............................    3

         Condensed Consolidated Statements of Operations and Accumulated
         Deficit Three Months Ended March 31, 1998 and 1997..............    4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997......................    5

         Notes to Condensed Consolidated Financial Statements............    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................    7

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................   11

Signatures ..............................................................   12

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                    ASSETS                                           MARCH 31,          DECEMBER 31,
                                                                                       1998                 1997
                                                                                     ---------          ------------
Current assets:
    Cash and cash equivalents                                                     $     605,556        $   1,280,887
    Trade accounts receivable, net                                                   22,931,096           31,510,345
    Due from directors, officers and employees, net                                     240,395              179,162
    Inventories                                                                      15,912,744            9,176,952
    Prepaid expenses and other current assets                                         1,906,034            1,465,637
    Restricted cash                                                                   9,366,993            8,834,319
                                                                                  -------------        -------------
               Total current assets                                                  50,962,818           52,447,302

Property and equipment, net                                                           4,488,426            4,432,704
Other assets                                                                            115,655               48,616
                                                                                  -------------        -------------

               Total assets                                                       $  55,566,899        $  56,928,622
                                                                                  =============        =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                             $     220,074        $     214,537
    Notes and acceptances payable                                                    28,991,959           28,842,438
    Accounts payable                                                                 17,277,145           18,252,706
    Accrued expenses and other current liabilities                                    1,578,784            1,693,543
                                                                                   ------------        -------------
               Total current liabilities                                             48,067,962           49,003,224

Long-term debt                                                                        1,657,690            1,717,361
                                                                                  -------------        -------------
               Total liabilities                                                     49,725,652           50,720,585
                                                                                  -------------        -------------

Shareholders' equity:
    Common stock, no par value; 15,000,000 shares
       authorized;  4,510,000 shares issued and outstanding                          12,954,723           12,954,723
    Accumulated deficit                                                              (7,113,476)          (6,746,686)
                                                                                  -------------        -------------
               Total shareholders' equity                                             5,841,247            6,208,037
                                                                                  -------------        -------------

               Total liabilities and shareholders' equity                         $  55,566,899        $  56,928,622
                                                                                  =============        =============



      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                   1998                1997
                                                                                 --------            --------

Net sales                                                                    $    28,398,521      $    26,860,210
Cost of sales                                                                     26,352,595           24,945,404
                                                                             ---------------      ---------------
               Gross profit                                                        2,045,926            1,914,806

Selling, general and administrative expenses                                       1,884,755            1,503,062
                                                                             ---------------      ---------------

Operating income                                                                     161,171              411,744
                                                                             ---------------      ---------------

Other income (expenses):
    Interest income                                                                  142,270              122,369
    Interest expense                                                                (730,965)            (432,640)
    Other                                                                             60,734               42,017
                                                                             ---------------      ---------------
                                                                                    (527,961)            (268,254)
                                                                             ----------------     ---------------

Income (loss) from continuing operations                                            (366,790)             143,490


Loss from discontinued operations, net of income taxes of $0                         -                   (208,860)
                                                                             ---------------      ---------------

                         Net loss                                                   (366,790)             (65,370)

Accumulated deficit, beginning of period                                          (6,746,686)          (3,205,290)
                                                                             ---------------      ---------------

Accumulated deficit, end of period                                           $    (7,113,476)     $    (3,270,660)
                                                                             ===============      ===============

Income per common share - basic and assuming dilution:
    Income (loss) from continued operations                                  $         (0.08)     $          0.03
    Loss from discontinued operations                                                -                      (0.04)
                                                                             ---------------      ---------------

      Net loss                                                               $         (0.08)     $         (0.01)
                                                                             ===============       ===============

Weighted average number of common shares
    outstanding - basic                                                            4,510,000            4,500,000
Dilutive effect of stock options and warrants                                        -                    215,351
                                                                             ---------------      ---------------
Weighted average number of common shares
    outstanding - assuming dilution                                                4,510,000            4,715,351
                                                                             ===============      ===============


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                       1998                1997
                                                                                     --------            -------
Cash flows from operating activities:
    Net loss                                                                    $      (366,790)     $       (65,370)
    Reconciliation of net loss to net cash used in
         operating activities-
       Depreciation and amortization                                                     76,205               45,889
       Provision for doubtful accounts                                                   44,409              113,187
       Changes in operating assets and liabilities:
          Decrease (increase) in trade accounts receivable                            8,534,840           (1,323,246)
          Increase in due from directors, officers and employees, net                   (61,233)            (182,564)
          Increase in inventories                                                    (6,735,792)          (1,181,564)
          Increase in prepaid expenses and other current assets                        (440,397)            (507,438)
          Increase in other assets                                                      (67,039)             (63,319)
          Increase (decrease) in accounts payable                                      (975,561)             827,995
          Increase (decrease) in accrued expenses and other
            current liabilities                                                        (114,759)             375,294
          Net changes in discontinued operations                                        -                   (340,028)
                                                                                ---------------       --------------
                Net cash used in operating activities                                  (106,117)          (2,301,164)
                                                                                ---------------      ---------------

Cash flows from investing activities:
    Increase in restricted cash, net                                                   (532,674)            (231,078)
    Purchases of property and equipment                                                (131,927)            (233,063)
                                                                                ----------------     ----------------
                      Net cash used in investing activities                            (664,601)            (464,141)
                                                                                ---------------      ---------------

Cash flows from financing activities:
    Proceeds from notes and acceptances payable, net                                    149,521            3,042,344
    Repayment of long-term debt                                                         (54,134)             (14,585)
                                                                                ---------------    -----------------
                Net cash provided by financing activities                                95,387            3,027,759
                                                                                ---------------    -----------------

Net increase (decrease) in cash and cash equivalents                                   (675,331)             262,454

Cash and cash equivalents at beginning of period                                      1,280,887              311,419
                                                                                ---------------      ---------------

Cash and cash equivalents at end of period                                      $       605,556      $       573,873
                                                                                ===============      ===============

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                    $       787,142      $       351,977
                                                                                ===============      ===============


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Ezcony Interamerica Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations. The results of operations or cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) DISCONTINUED OPERATIONS

In August 1997, the Company's Board of Directors approved a plan to sell or liquidate its non-core business subsidiary, New World Interactive, Inc. ("New World Interactive"), as part of an overall restructuring program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive ceased operations on December 31, 1997. The condensed consolidated statements of operations have been reclassified to report separately the operating results of the discontinued operations in the prior period. Sales for the three months ended March 31, 1997 were $513,000.

(3) NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the diluting effect of stock options and warrants. The 1997 earnings per share amounts have been restated to reflect the dilutive effect of stock options and warrants in order to conform to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in
Item 1. of this quarterly report on Form 10-Q.

The financial information given below for the three months ended March 31, 1998 and 1997 refers to the continuing operations of the Company and excludes the operations of New World Interactive, which were discontinued in 1997.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET SALES

Net sales increased 5.7% to $28.4 million for the three months ended March 31, 1998 from $26.9 million for the same period in 1997. The increase is primarily attributable to the increased sales in the Company's existing markets and also resulting from additional sales representatives hired in the latter part of 1997 to expand new product lines.

Increased sales to Venezuela ($3.7 million increase), Colombia ($1.7 million increase) and the Dominican Republic ($1.3 million increase) were partially offset by decreased sales to Brazil ($1.9 million decrease), Paraguay ($1.2 million decrease), Mexico ($0.9 million decrease) and various other markets.

GROSS PROFIT

Gross profit increased 6.8% to $2.0 million for the three months ended March 31, 1998 from $1.9 million for the same period in 1997.

The Company's gross profit margin increased slightly to 7.2% in the three month period ended March 31, 1998 compared to 7.1% in the comparable 1997 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $1.9 million for the three months ended March 31, 1998 compared to $1.5 million for the same period in 1997.

The increase in selling, general and administrative expenses is primarily attributable to the following: (i) increase in salaries expense of approximately $225,000 relating to employees hired in the latter part of 1997 to support the increased operations of the Company and personnel hired to obtain and expand new product lines, (ii) increased bank charges of approximately $70,000 and (iii) costs associated with the new warehouse, office and showroom.

INTEREST

Interest income increased to $142,000 for the three months ended March 31, 1998 compared to $122,000 for the same period in 1997 due to higher average daily balances of restricted cash.

Interest expense increased to $731,000 for the three months ended March 31, 1998 compared to $433,000 for the same period in 1997 as a result of additional borrowings.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Loss from continuing operations was $367,000 ($0.08 per share) for the three months ended March 31, 1998 compared to income from continuing operations of $143,000 ($0.03 per share) for the three months ended March 31, 1997. The change was primarily due to increases in selling, general and administrative expenses and interest expense, as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically, and will continue to, finance its operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds.

The Company used $106,000 in cash for operating activities in the three months ended March 31, 1998. This utilization was primarily due to the operating loss for the period, $6.7 million in increased inventories, $976,000 in decreased accounts payable and $440,000 in increased prepaid and other current assets offset by $8.5 million in decreased trade accounts receivable.

Cash used in investing activities was $665,000 for the three months ended March 31, 1998 which is attributable to an increase in restricted cash balances of $533,000 and capital expenditures of $132,000.

Cash provided by financing activities was $95,000 in the three months ended March 31, 1998 principally due to additional bank borrowings.

Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. As the Company expanded sales in existing markets such sales were primarily made on a credit basis as compared to cash basis. Therefore, the number of days sales in accounts receivable increased to 73 days at March 31, 1998 from 65 days at March 31, 1997. Future political and economic changes in the Latin American countries in which the Company sells, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its accounts receivable.

From time to time, the Company experiences temporary liquidity problems that are typically related to the Company's extension of credit to its customers. Beginning in 1998, the Company has taken measures to decrease the number of days to collect on its accounts receivable by not shipping merchandise to certain customers that have significant past due balances and increasing the collection efforts of the Company's credit and collection department and sales force.

The Company has since December 31, 1997 slightly decreased its bank credit lines from $36.5 million to $36.4 million. The Company believes that the current bank facilities are adequate to support the projected sales of the Company in the short-term.

The Company intends to consolidate its borrowings with its existing creditors and new creditors in an effort to obtain lower interest rates and reduce inventory carrying costs by factoring its trade accounts receivables which would also limit the Company's exposures to credit, political and transfer risk. There can be no assurances that the Company will be able to finance its trade accounts receivables.

Trade credit is an essential factor to the Company's ability to operate. The Company believes it has and will continue to enjoy a good relationship with its two principal suppliers, Sony and Pioneer. At March 31, 1998, December 31, 1997 and March 31, 1997 the Company's credit facility with Sony and Pioneer was $8 million for each supplier. From time to time, Sony and Pioneer have allowed the Company to exceed its credit line above its stated amount.

At March 31, 1998, the Company had outstanding on its credit facilities with its principal suppliers approximately $15.2 million. Management believes, that through internally generated funds and utilization of bank lines, the Company will maintain all accounts current and be able to support ongoing operations.

At March 31, 1998, the Company had available with ten banks an aggregate of $36.4 million in bank facilities of which $35.8 million was utilized. From time to time, the Company is overdue with various of its bank lenders for periods of a few days for amounts the Company does not consider to be significant when compared to the size of its borrowings. All of the Company's lines of credit and credit facilities from its various lenders are "on demand". In April 1998, the Company was advised by one of its lenders that, due to new banking regulations enacted in Panama, the line of credit granted to the Company had to be reduced from $8.0 million to $2.5 million before the new laws become effective. The Company is currently negotiating with other lenders to replace such line of credit. However, there can be no assurances that the Company will be able to replace the line of credit. Management does not believe that such decrease will have a material effect on the operations of the Company but may affect short-term liquidity needs.

For a variety of political and economic reasons, the import of nonessential items such as consumer electronics has been restricted or prohibited from time to time by many Latin American countries through exchange controls, import quotas and restrictions, tariffs and other means. Accordingly, changes in the trade policies of Latin American countries affect both the market for the Company's products as well as the Company's ability to sell its products. The ability of the Company to sustain continued sales growth is greatly dependent on the continuing favorable economic and political climate of the Latin American countries that it is currently operating in, the Company's ability to maintain or increase the profit margins on its sales within the competitive market that it operates in, availability of payment methods to its customers, and, to a lesser extent, product availability.

COUNTRY RISK

The Company does a substantial amount of business in Latin America. There are significant "country risks" which arise in connection with this business, including those associated with the receipt of payment for goods sold. Colombia, which represents a significant market for the Company, is a country for which the United States Government has taken a particular interest in monitoring the flow of funds. Although the Company believes that payments received currently comply with all applicable United States Government regulations and laws, there can be no assurance that forms of payment will not be challenged by the United States Government, or that business done in Colombia by the Company will not be materially affected by this government scrutiny.

SEASONALITY

The Company's operations have historically been seasonal, with generally higher sales in the third and fourth fiscal quarters. Typically, higher third and fourth quarter sales result from increased sales in anticipation of the Christmas holiday season. In addition, sales may also vary by fiscal quarter as a result of the availability of merchandise for sale. Therefore, the results of any interim period are not necessarily indicative of the results that might be expected during a full fiscal year.

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) expansion of the Company's "core" business into new geographic markets and within its current markets; (ii) the general availability of credit from its principal suppliers and banks to the Company, specifically, the continued cooperation of its major suppliers and its banks to provide credit and their forbearance from time to time;

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   10   (i)   Termination of Distribution Agreement between Ezcony
                          Interamerica Inc. and King David Comercio Importacao e
                          Exportacao Ltda. dated March 30, 1998.

               27         Financial Data Schedule

         (b)   No Form 8-K was filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EZCONY INTERAMERICA INC.

Date: May 15, 1998                            BY:      /S/ EZRA COHEN
                                                       --------------
                                                       Ezra Cohen, President and
                                                       Chief Executive Officer

Date: May 15, 1998                            BY:      /S/ ANA M. MENENDEZ
                                                       -------------------
                                                       Ana M. Menendez,
                                                       Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                               DESCRIPTION
-------                               -----------

10 Termination of Distribution Agreement between Ezcony Interamerica Inc. and King David Comercio Importacao e Exportacao Ltda. dated March 30, 1998.

27            Financial Data Schedule