Form 10-Q
period 1998-06-30
EZCONY INTERAMERICA INC
filed 1998-08-14
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1998             Commission File No. 0-20406

                            EZCONY INTERAMERICA INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          BRITISH VIRGIN ISLANDS                       NOT APPLICABLE
     -------------------------------               ----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)

    CRAIGMUIR CHAMBERS, P.O. BOX 71,
           ROAD TOWN, TORTOLA                      BRITISH VIRGIN ISLANDS
 ----------------------------------------           ----------------------
 (Address of Principal Executive Offices)                 (Country)

               Registrant's telephone number, including area code:
               ---------------------------------------------------
               (507) 441-6566 (PANAMA) AND (305) 599-1352 (U.S.A.)

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

At August 1, 1998 there were outstanding:

       4,510,000 common shares, no par value

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
        June 30, 1998 and December 31, 1997................................  3

        Condensed Consolidated Statements of Operations
        and Accumulated Deficit
        Three Months Ended June 30, 1998 and 1997.........................   4

        Condensed Consolidated Statements of Operations
        and Accumulated Deficit
        Six Months Ended June 30, 1998 and 1997...........................   5

        Condensed Consolidated Statements of Cash Flows
        Six Months Ended June 30, 1998 and 1997...........................   6

        Notes to Condensed Consolidated Financial Statements..............   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................   9

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................  14

Item 4.  Submission of Matters to a Vote of Security Holders..............  14

Item 5.  Other Information................................................  14

Item 6. Exhibits and Reports on Form 8-K..................................  14

Signatures ...............................................................  15

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                             JUNE 30,     DECEMBER 31,
                                                               1998           1997
                                                           -----------    ------------
                        ASSETS

Current assets:
     Cash and cash equivalents                             $ 1,431,926    $ 1,280,887
     Trade accounts receivable, net                         27,536,801     31,510,345
     Due from directors, officers and employees, net           280,173        179,162
     Inventories                                            11,746,932      9,176,952
     Prepaid expenses and other current assets                 964,591      1,465,637
     Restricted cash                                         7,105,354      8,834,319
                                                           -----------    -----------
           Total current assets                             49,065,777     52,447,302

Property and equipment, net                                  4,444,942      4,432,704
Other assets                                                   160,822         48,616
                                                           -----------    -----------

           Total assets                                    $53,671,541    $56,928,622
                                                           ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                     $   225,753    $   214,537
     Notes and acceptances payable                          26,137,266     28,842,438
     Accounts payable                                       18,993,602     18,252,706
     Accrued expenses and other current liabilities          1,426,609      1,693,543
                                                           -----------    -----------
           Total current liabilities                        46,783,230     49,003,224

Long-term debt                                               1,603,973      1,717,361
                                                           -----------    -----------
           Total liabilities                                48,387,203     50,720,585
                                                           -----------    -----------
Shareholders' equity:
     Common stock, no par value; 15,000,000 shares
       authorized; 4,510,000 shares issued
       and outstanding                                      12,954,723     12,954,723
     Accumulated deficit                                    (7,670,385)    (6,746,686)
                                                           -----------    -----------
           Total shareholders' equity                        5,284,338      6,208,037
                                                           -----------    -----------

           Total liabilities and shareholders' equity      $53,671,541    $56,928,622
                                                           ===========    ===========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                 THREE MONTHS ENDED JUNE 30,
                                                 ----------------------------
                                                    1998              1997
                                                 -----------      -----------

Net sales                                        $37,334,463      $33,718,184
Cost of sales                                     35,298,919       31,643,389
                                                 -----------      -----------
            Gross profit                           2,035,544        2,074,795

Selling, general and administrative expenses       1,995,158        2,336,604
                                                 -----------      -----------

Operating income (loss)                               40,386         (261,809)
                                                 -----------      -----------
Other income (expenses):
     Interest income                                 149,295           73,066
     Interest expense                               (813,846)        (456,172)
     Other                                            67,256           50,935
                                                 -----------      -----------
                                                    (597,295)        (332,171)
                                                 -----------      -----------

Loss from continuing operations                     (556,909)        (593,980)
                                                 -----------      -----------
Discontinued operations:
     Loss from discontinued operations,
       net of income taxes of $0                           -         (525,078)
     Loss on disposal, net of income
       taxes of $0                                         -       (2,544,786)
                                                 -----------      -----------
                                                           -       (3,069,864)
                                                 -----------      -----------

            Net loss                                (556,909)      (3,663,844)

Accumulated deficit, beginning of period          (7,113,476)      (3,270,660)
                                                 -----------      -----------

Accumulated deficit, end of period               $(7,670,385)     $(6,934,504)
                                                 ===========      ===========

Loss per common share - basic and
  assuming dilution:
     Loss from continuing operations             $     (0.12)     $     (0.13)
     Loss from discontinued operations                     -            (0.68)
                                                 -----------      -----------
     Net loss                                    $     (0.12)     $     (0.81)
                                                 ===========      ===========
Weighted average number of common shares
  outstanding - basic and assuming dilution        4,510,000        4,500,000
                                                 ===========      ===========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                   SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------
                                                    1998              1997
                                                 -----------      -----------

Net sales                                        $65,732,984      $60,578,394
Cost of sales                                     61,651,514       56,588,793
                                                 -----------      -----------
            Gross profit                           4,081,470        3,989,601

Selling, general and administrative expenses       3,879,913        3,839,666
                                                 -----------      -----------

Operating income                                     201,557          149,935
                                                 -----------      -----------
Other income (expenses):
     Interest income                                 291,565          195,435
     Interest expense                             (1,544,811)        (888,812)
     Other                                           127,990           92,952
                                                 -----------      -----------
                                                  (1,125,256)        (600,425)
                                                 -----------      -----------

Loss from continuing operations                     (923,699)        (450,490)
                                                 -----------      -----------
Discontinued operations:
     Loss from discontinued operations,
        net of income taxes of $0                          -         (733,938)
     Loss on disposal, net of income
        taxes of $0                                        -       (2,544,786)
                                                 -----------      -----------
                                                           -       (3,278,724)
                                                 -----------      -----------

            Net loss                                (923,699)      (3,729,214)

Accumulated deficit, beginning of period          (6,746,686)      (3,205,290)
                                                 -----------      -----------

Accumulated deficit, end of period               $(7,670,385)     $(6,934,504)
                                                 ===========      ===========

Loss per common share - basic and
  assuming dilution:
     Loss from continuing operations             $    (0.20)      $     (0.10)
     Loss from discontinued operations                    -             (0.73)
                                                 -----------      -----------
     Net loss                                    $     (0.20)     $     (0.83)
                                                 ===========      ===========
Weighted average number of common shares
  outstanding - basic and assuming dilution        4,510,000        4,500,000
                                                 ===========      ===========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------
                                                    1998              1997
                                                 -----------      -----------
Cash flows from operating activities:
     Net loss                                    $  (923,699)     $(3,729,214)
     Reconciliation of net loss to net
       cash provided by (used in)
       operating activities-
       Depreciation and amortization                 145,049          100,919
       Provision for doubtful accounts               611,043          560,904
       Loss on sale of equipment                       1,734                -
       Loss on disposal of discontinued
         operations                                        -        2,544,786
       Changes in operating assets and
         liabilities:
         Decrease (increase) in trade
            accounts receivable                    3,362,501       (5,912,001)
         Increase in due from directors,
            officers and employees, net             (101,011)        (256,100)
         Increase in inventories                  (2,569,980)      (1,845,990)
         Decrease (increase) in prepaid
            expenses and other current assets        501,046         (120,794)
         Increase in other assets                   (112,206)        (112,619)
         Increase in accounts payable                740,896          689,024
         Increase (decrease) in accrued
            expenses and other
            current liabilities                     (266,934)         214,102
         Net changes in discontinued operations            -         (511,872)
                                                 -----------      -----------
            Net cash provided by (used in)
              operating activities                 1,388,439       (8,378,855)
                                                 -----------      -----------
Cash flows from investing activities:
   Decrease (increase) in restricted
      cash, net                                    1,728,965       (1,358,039)
   Purchases of equipment                           (165,771)        (540,386)
   Proceeds from sale of equipment                     6,750                -
                                                 -----------      -----------
            Net cash provided by (used in)
              investing activities                 1,569,944       (1,898,425)
                                                 -----------      -----------
Cash flows from financing activities:
   Borrowings (repayments) of notes and
       acceptances payable, net                   (2,705,172)      10,197,865
   Repayment of long-term debt                      (102,172)         (27,883)
                                                 -----------      -----------
            Net cash provided by (used in)
              financing activities                (2,807,344)      10,169,982
                                                 -----------      -----------
Net increase (decrease) in cash and cash
   equivalents                                       151,039         (107,298)

Cash and cash equivalents at beginning
   of period                                       1,280,887          311,419
                                                 -----------      -----------

Cash and cash equivalents at end of period       $ 1,431,926      $   204,121
                                                 ===========      ===========
Supplemental disclosures of cash
   flow information:
   Cash paid during the period for interest      $ 1,424,172      $ 1,090,048
                                                 ===========      ===========

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates primarily relate to the determination of the allowance for doubtful accounts. The Company's accounts receivable are concentrated in Latin America where political and economic changes affect the Company's ability and timing of collections. Additionally, the Company collects certain receivables on a short-term installment basis. Although these estimates are based on management's knowledge of current events and actions that it may undertake in the future, actual results may ultimately differ from these estimates.

(3) DISCONTINUED OPERATIONS

In August 1997, the Company's Board of Directors approved a plan to sell or liquidate its non-core business subsidiary, New World Interactive, Inc. ("New World Interactive"), as part of an overall restructuring program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive ceased operations on December 31, 1997. The condensed consolidated statements of operations have been reclassified to report separately the operating results of the discontinued operations in the prior periods. Sales for the six months ended June 30, 1997 were $844,000.

(4) LOSS PER COMMON SHARE

Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the three and six months ended June 30, 1998 and 1997, the effect of stock options and warrants were not included in the computation because such inclusion would have been antidilutive.

(5) INCOME TAXES

Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are tax exempt. Therefore, the Company did not record any provision for income taxes for its operations in Panama.

The Company did not record a benefit for income taxes for its operations in the United States of America due to the full valuation that has been recorded on the taxable loss recognized for the period.

(6) LEGAL MATTERS

A former vendor of New World Interactive has filed a civil lawsuit against the Company and its now defunct subsidiary, New World Interactive, for breach of contract on licensing agreements previously entered into between New World Interactive and the former vendor. The lawsuit seeks damages of $90,750 plus interest along with costs and attorney's fees.

New World Interactive has ceased all operations and does not intend to defend this action. The Company does not believe that it has any liability for the claims at issue and intends to vigorously defend against this lawsuit and believes that there is no merit to the claim asserted against it.

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

The financial information given below for the six months and three months ended June 30, 1998 and 1997 refers to the continuing operations of the Company and excludes the operations of New World Interactive, which were discontinued in 1997.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES

Net sales increased 10.7% to $37.3 million for the three months ended June 30, 1998 from $33.7 million for the same period in 1997. The increase is primarily attributable to increased sales in the Company's existing markets and also results from additional sales representatives hired for these markets in the latter part of 1997 to expand new product lines.

Increased sales to Venezuela ($4.6 million increase), Mexico ($2.2 million increase), Guatemala ($1.4 million increase) and the Dominican Republic ($1.1 million increase) were partially offset by decreased sales to Peru ($1.4 million decrease), United States ($1.2 million decrease), Colombia ($0.9 million decrease), Brazil ($0.8 million decrease) and various other markets.

GROSS PROFIT

Gross profit decreased 1.9% from $2.1 million for the three months ended June 30, 1997 to $2 million for the same period in 1998.

The Company's gross profit margin decreased to 5.5% in the three month period ended June 30, 1998 compared to 6.2% in the comparable 1997 period. The decrease is primarily attributable to excess merchandise in the markets in which the Company operates, as described below in Liquidity and Capital Resources, which caused a reduction in sales prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $2 million for the three months ended June 30, 1998 compared to $2.3 million for the same period in 1997.

The decrease in selling, general and administrative expenses is primarily attributable to a reduction in professional fees and reserves recorded in 1997 for disputed amounts arising in the normal course of business and other losses totaling $273,000 that did not recur in 1998.

INTEREST

Interest income increased to $149,000 for the three months ended June 30, 1998 compared to $73,000 for the same period in 1997 due to higher average daily balances of restricted cash.

Interest expense increased to $814,000 for the three months ended June 30, 1998 compared to $456,000 for the same period in 1997 as a result of additional borrowings.

LOSS FROM CONTINUING OPERATIONS

The Company's loss from continuing operations during the second quarter of 1998 when compared to the same quarter in 1997 was "flat". Loss from continuing operations was $557,000 ($0.12) for the three months ended June 30, 1998 compared to the loss from continuing operations of $594,000 ($0.13) for the three months ended June 30, 1997. The change was primarily due to decreases in selling, general and administrative expenses and increased interest income, partially offset by increased interest expense, as described above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES

Net sales increased 8.5% to $65.7 million for the six months ended June 30, 1998 from $60.6 million for the same period in 1997. The increase is primarily attributable to increased sales in the Company's existing markets and also results from additional sales representatives hired for these markets in the latter part of 1997 to expand new product lines.

Increased sales to Venezuela ($8.2 million increase), the Dominican Republic ($2.4 million increase), Guatemala ($1.9 million increase) and Mexico ($1.2 million increase) were partially offset by decreased sales to Brazil ($2.7 million decrease), Peru ($1.6 million decrease), Paraguay ($1.4 million decrease), Hong Kong ($1.1 million decrease) and various other markets.

GROSS PROFIT

Gross profit increased 2.3% to $4.1 million for the six months ended June 30, 1998 from $4.0 million for the same period in 1997.

The Company's gross profit margin decreased to 6.2% in the six months period ended June 30, 1998 compared to 6.6% in the comparable 1997 period. The decrease is primarily attributable to excess merchandise in the markets in which the Company operates, as described below in Liquidity and Capital Resources, which caused a reduction in sales prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $3.9 million for the six months ended June 30, 1998 compared to $3.8 million for the same period in 1997.

The increase in selling, general and administrative expenses is primarily attributable to increased salary and commission expenses, which are partially offset by reserves that were recorded in 1997 for disputed amounts arising in the normal course of business and other losses totaling $273,000 that did not recur in 1998.

INTEREST

Interest income increased to $292,000 for the six months ended June 30, 1998 compared to $195,000 for the same period in 1997 due to higher average daily balances of restricted cash.

Interest expense increased to $1.5 million for the six months ended June 30, 1998 compared to $0.9 million for the same period in 1997 as a result of increased borrowings.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations was $924,000 ($0.20 per share) for the six months ended June 30, 1998 compared to a loss from continuing operations of $450,000 ($0.10 per share) for the six months ended June 30, 1997. The change was primarily due to increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically, and will continue to finance its operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds.

The Company generated $1.4 million in cash from operating activities for the six months ended June 30, 1998. This was primarily due to a decrease of $3.4 million in accounts receivable, a decrease of $0.5 million in prepaid expenses and other current assets and $0.7 million increase in accounts payable which was partially offset by an increase of $2.6 million in inventory.

Cash provided by investing activities was $1.6 million for the six months ended June 30, 1998 which is attributable to a decrease in restricted cash balances of $1.7 million resulting from the decrease in bank credit lines, as described below, offset by capital expenditures of $166,000.

Cash used in financing activities was $2.8 million for the six months ended June 30, 1998 principally due to repayments of borrowings resulting from the decrease in bank credit lines, as described below.

Management continues to believe that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. As the Company expands sales in existing markets, such sales are primarily made on a credit basis. During 1998, the Company has experienced an increased delay in collecting on its accounts receivable as compared to 1997 primarily due to a decline in the favorable economic and political climate in the Latin American countries in which it does business, which has affected the cash flows of its customers. Therefore, the number of day's sales in accounts receivable increased to 76 days at June 30, 1998 from 70 days at June 30, 1997. Future political and economic changes in the Latin American countries in which the Company does business, such as the imposition or lifting of exchange controls, may further affect the Company's ability to collect its accounts receivable.

At June 30, 1998, the Company's working capital decreased to $2.3 million from $3.4 million at December 31, 1997, primarily as a result of the net loss. The Company is in the process of evaluating various action steps that may minimize or prevent the continued deterioration of the Company's working capital and minimize or prevent future losses. The Company's ability to reduce losses is greatly dependent on various factors which include the following; (i) improving gross profit margins while sustaining or increasing current sales volume; (ii) reducing financing costs by reducing the number of days to collect on its accounts receivable and increasing the turnover of inventory; and (iii) reducing operating costs by streamlining its operations. There can be no assurances that the actions steps to be taken will minimize or prevent future losses and prevent or reduce the future deterioration of the Company's working capital.

During 1997, in anticipation of increased sales volumes, the Company increased its bank credit lines. Although 1998 sales volumes have increased in the comparable periods, a general decline in the favorable economic and political climate in the Latin American countries in which the Company does business, coupled with the Asian economic crisis which flooded the market with excess merchandise, has adversely affected the anticipated sales volumes and gross profit margins for the six months ended June 30, 1998. Since December 31, 1997, the Company's aggregate bank credit lines have been reduced from $36.5 million to $30.5 million because one of its lenders advised the Company that due to new banking regulation enacted in Panama, the line of credit granted to the Company had to be reduced from $8.0 million to $2.5 million. Based on the current operating performance of the Company, the decrease in the line of credit will not be replaced. Management does not believe that such decrease will have a material effect on the operations of the Company but may affect short-term liquidity needs. Additionally, the

Company's primary lender, which provides the Company with a $15 million line of credit, is in the process of renewing the line of credit. The primary lender is currently allowing the Company to operate under the terms of the expired line of credit. If the primary lender does not renew the line of credit or significantly reduces the line of credit and the Company is unable to find other lines of credit to replace it, the Company's operations may be adversely affected. The Company believes that the current bank facilities are adequate to support the projected sales of the Company in the short-term.

At June 30, 1998, the Company utilized $30.8 million of its bank credit facilities. From time to time, the Company is overdue with various of its bank lenders for periods of a few days for amounts the Company does not consider to be significant when compared to the size of its borrowings. All of the Company's lines of credit and credit facilities from its various lenders are "on demand".

Trade credit is an essential factor in the Company's ability to operate. The Company believes it has and will continue to have a good relationship with its two principal suppliers, Sony and Pioneer. At June 30, 1998, December 31, 1997 and June 30, 1997 the Company's credit facility with Pioneer was $8 million. At June 30, 1998 and December 31, 1997, the Company's credit facility with Sony was $8 million compared to $11 million at June 30, 1997. From time to time, Sony and Pioneer have allowed the Company to exceed its credit line above its stated amount.

At June 30, 1998, the Company had approximately $18.2 million outstanding on its credit facilities with its principal suppliers. Management believes that, through internally generated funds and utilization of bank lines, the Company will maintain all accounts current and be able to support ongoing operations.

For a variety of political and economic reasons, the import of non-essential items such as consumer electronics has from time to time been restricted or prohibited by many Latin American countries through exchange controls, import quotas and restrictions, tariffs and other means. Accordingly, changes in the trade policies of Latin American countries affect both the market for the Company's products as well as the Company's ability to sell its products. The ability of the Company to sustain continued sales growth is greatly dependent upon at least four factors: (i) the continuing favorable economic and political climate of the Latin American countries in which it does business; (ii) its ability to increase profit margins on sales within the highly competitive field of consumer electronics which is currently being affected by the Asian economic crisis resulting in the flood of excess merchandise in the geographic markets that the Company operates in; (iii) its ability to provide adequate financing to customers; and, to a lesser extent, (iv) product availability.

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

YEAR 2000 COMPLIANCE

Many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is in the process of defining, assessing and converting, or replacing, programs and hardware systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations, financial position or cash flows. Implementation is expected to be completed before September 30, 1999.

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) the general availability of credit from its principal suppliers and banks to the Company, specifically, the continued cooperation of its major suppliers and its banks to provide credit and their forbearance from time to time; (ii) expansion of the Company's "core" business into new geographic markets and within its current markets; (iii) the Company's ability to increase the profit margins on its sales within the competitive market it operates in; (iv) continued positive economic developments in those foreign countries in which the Company conducts a material amount of business, including Colombia, Venezuela, Paraguay and Ecuador.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On May 4, 1998, Mindscape, Inc. filed a lawsuit in the Superior Court, State of California, against New World Interactive, Inc. and Ezcony Interamerica Inc. for breach of contract on licensing agreements previously entered into between New World Interactive, Inc. and Mindscape, Inc. The lawsuit seeks damages of $90,750 plus interest along with costs and attorney's fees.

New World Interactive, Inc. has ceased all operations and does not intend to defend this action. Ezcony Interamerica Inc. does not believe that it has any liability for the claims at issue and intends to vigorously defend against this lawsuit and believes that there is no merit to the claim asserted against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders' meeting on May 21, 1998. At such meeting the shareholders:

(i) elected nine members to the Board of Directors as follows:

                                                                   WITHHOLD
                                           FOR                    AUTHORITY

Ezra Cohen                              4,313,064                   41,446
Moises Ezra Cohen                       4,311,064                   43,446
David Djemal                            4,315,064                   39,446
Michael G. Dowling                      4,314,564                   39,946
Ezra Homsany Gateno                     4,315,064                   39,446
Daniel Homsany                          4,315,064                   39,446
Enrique P. Lacs                         4,315,064                   39,446
Ana M. Menendez                         4,328,064                   26,446
Leonard J. Sokolow                      4,314,564                   39,946

(ii) ratified the reappointment of PricewaterhouseCoopers LLP as the Company's independent public accountants (4,348,160 shares voted for, 3,500 shares voted against and 3,350 shares abstained).

Item 5. OTHER INFORMATION

The Company's Common Stock was delisted from The Nasdaq Stock Market effective at the close of business August 5, 1998 and began trading on the OTC Bulletin Board. The Company was delisted because it was not in compliance with the market value of public float and bid price listing requirements and a request for continued listing pursuant to an exception to these requirements was denied. The Company was unable to obtain inclusion into The Nasdaq SmallCap Market since the Company did not meet its minimum market value of public float listing requirement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     27      Financial Data Schedule

        (b)     No Form 8-K was filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EZCONY INTERAMERICA INC.

Date: August 14, 1998                           BY: /s/ EZRA COHEN
                                                    -------------------------
                                                    Ezra Cohen, President and
                                                    Chief Executive Officer

Date: August 14, 1998                           BY: /s/ ANA M. MENENDEZ
                                                    -------------------------
                                                    Ana M. Menendez,
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

  27           Financial Data Schedule