Form 10-Q
period 1998-09-30
EZCONY INTERAMERICA INC
filed 1998-11-13
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998       COMMISSION FILE NO. 0-20406

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

                  YES  X            NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At November 6, 1998 there were outstanding:

         4,510,000 common shares, no par value

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997......................       3

         Condensed Consolidated Statements of Operations and
         Accumulated Deficit
         Three Months Ended September 30, 1998 and 1997................       4

         Condensed Consolidated Statements of Operations and Accumulated
         Deficit Nine Months Ended September 30, 1998 and 1997.........       5

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1998 and 1997.................       6

         Notes to Condensed Consolidated Financial Statements..........       7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................       9

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................      14

Signatures ............................................................      15

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS                        SEPTEMBER 30,        DECEMBER 31,
                                                                       1998                 1997
                                                                  -------------        -------------
Current assets:
    Cash and cash equivalents                                     $   1,131,192        $   1,280,887
    Trade accounts receivable, net                                   23,066,235           31,510,345
    Due from directors, officers and employees, net                     280,745              179,162
    Inventories                                                       5,434,125            9,176,952
    Prepaid expenses and other current assets                         1,009,400            1,465,637
    Restricted cash                                                   6,007,461            8,834,319
                                                                  -------------        -------------
               Total current assets                                  36,929,158           52,447,302

Property and equipment, net                                           4,357,749            4,432,704
Other assets                                                            110,582               48,616
                                                                  -------------        -------------
               Total assets                                       $  41,397,489        $  56,928,622
                                                                  =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                             $     231,580        $     214,537
    Notes and acceptances payable                                    22,751,183           28,842,438
    Accounts payable                                                 12,261,665           18,252,706
    Accrued expenses and other current liabilities                    1,122,895            1,693,543
                                                                  -------------        -------------
               Total current liabilities                             36,367,323           49,003,224

Long-term debt                                                        1,547,536            1,717,361
Other liabilities                                                       202,493                -
                                                                  -------------        -------------
               Total liabilities                                     38,117,352           50,720,585
                                                                  -------------        -------------
Shareholders' equity:
    Common stock, no par value; 15,000,000 shares
       authorized;  4,510,000 shares issued and outstanding          12,954,723           12,954,723
    Accumulated deficit                                              (9,674,586)          (6,746,686)
                                                                  --------------       --------------
               Total shareholders' equity                             3,280,137            6,208,037
                                                                  -------------        -------------
               Total liabilities and shareholders' equity         $  41,397,489        $  56,928,622
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


                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                              Three Months Ended September 30,
                                                           ------------------------------------
                                                                 1998                  1997
                                                           ---------------      ---------------
Net sales                                                  $    24,954,125      $    49,607,025
Cost of sales                                                   23,355,821           46,457,876
                                                           ---------------      ---------------
               Gross profit                                      1,598,304            3,149,149

Selling, general and administrative expenses                     2,934,632            2,769,272
                                                           ---------------      ---------------
Operating income (loss)                                         (1,336,328)             379,877
                                                           ----------------     ---------------
Other income (expense):
    Interest income                                                 93,604              124,976
    Interest expense                                              (767,279)            (595,950)
    Other                                                            5,802               46,229
                                                           ---------------      ---------------
                                                                  (667,873)            (424,745)
                                                           ---------------      ---------------

Net loss                                                        (2,004,201)             (44,868)

Accumulated deficit, beginning of period                        (7,670,385)          (6,934,504)
                                                           ---------------      ---------------
Accumulated deficit, end of period                         $    (9,674,586)     $    (6,979,372)
                                                           ===============      ===============
Loss per common share - basic and assuming dilution        $         (0.44)     $         (0.01)
                                                           ===============      ===============
Weighted average number of common shares
    outstanding - basic and assuming dilution                    4,510,000            4,504,456
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


                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                             Nine Months Ended September 30,
                                                          ------------------------------------
                                                               1998                  1997
                                                          ---------------      --------------
Net sales                                                 $    90,687,109      $   110,185,419
Cost of sales                                                  85,007,335          103,046,669
                                                          ---------------      ---------------
               Gross profit                                     5,679,774            7,138,750

Selling, general and administrative expenses                    6,814,545            6,608,938
                                                          ---------------      ---------------

Operating income (loss)                                        (1,134,771)             529,812
                                                          ---------------      ---------------
Other income (expense):
    Interest income                                               385,169              320,411
    Interest expense                                           (2,312,090)          (1,484,762)
    Other                                                         133,792              139,181
                                                          ---------------      ---------------
                                                               (1,793,129)          (1,025,170)
                                                          ---------------      ---------------

Loss from continuing operations                                (2,927,900)            (495,358)
                                                          ---------------      ---------------
Discontinued operations:
    Loss from discontinued operations, net
         of income taxes                                               -              (733,938)
    Loss on disposal, net of income taxes                              -            (2,544,786)
                                                          ---------------      ---------------
                                                                       -            (3,278,724)
                                                          ---------------      ---------------
Net loss                                                       (2,927,900)          (3,774,082)

Accumulated deficit, beginning of period                       (6,746,686)          (3,205,290)
                                                          ---------------      ---------------
Accumulated deficit, end of period                        $    (9,674,586)      $   (6,979,372)
                                                          ===============      ===============

Loss per common share - basic and assuming dilution:
    Loss from continuing  operations                      $        $(0.65)      $        (0.11)
    Loss from discontinued operations                                  -                 (0.73)
                                                          ---------------      ---------------
    Net loss                                              $         (0.65)      $        (0.84)
                                                          ---------------      ---------------
Weighted average number of common shares
    outstanding - basic and assuming dilution                   4,510,000            4,501,485
                                                          ===============      ===============


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            ---------------------------
                                                                               1998             1997
                                                                            -----------     -----------
Cash flows from operating activities:
    Net loss                                                                $ (2,927,900)   $ (3,774,082)
    Reconciliation of net loss to net cash provided by
         (used in) operating activities-
       Depreciation and amortization                                             206,561         146,526
       Provision for doubtful accounts                                         2,204,223       1,358,874
       Provision for restructuring charges                                       440,979            --
       Loss (gain) on sale of equipment                                           (1,332)          5,198
       Loss on disposal of discontinued operations                                  --         2,544,786
       Changes in operating assets and liabilities:
          Decrease (increase) in trade accounts receivable                     6,239,887     (14,414,203)
          Increase in due from directors, officers and employees, net           (101,583)       (372,173)
          Decrease (increase) in inventories                                   3,742,827        (993,540)
          Decrease (increase) in prepaid expenses and other
           current assets                                                        456,237      (1,048,084)
          Increase in other assets                                               (61,966)       (122,002)
          Increase (decrease) in accounts payable                             (5,991,041)      9,118,441
          Increase (decrease) in accrued expenses and other
              current liabilities                                               (758,248)        521,272
          Net changes in discontinued operations                                    --          (647,807)
                                                                            ------------    ------------
                Net cash provided by (used in) operating activities            3,448,644      (7,676,794)
                                                                            ------------    ------------
Cash flows from investing activities:
    Decrease (increase) in restricted cash, net                                2,826,858      (2,501,395)
    Purchases of property and equipment                                         (192,910)       (871,445)
    Proceeds from sale of equipment                                               11,750           2,895
                                                                            ------------    ------------
                Net cash provided by (used in) investing activities            2,645,698      (3,369,945)
                                                                            ------------    ------------
Cash flows from financing activities:
    Borrowings (repayments) of notes and acceptances payable, net             (6,091,255)     12,948,687
    Repayment of long-term debt                                                 (152,782)        (53,589)
    Issuance of common stock                                                        --            12,813
                                                                            ------------    ------------
                Net cash provided by (used in) financing activities           (6,244,037)     12,907,911
                                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents                            (149,695)      1,861,172

Cash and cash equivalents at beginning of period                               1,280,887         311,419
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $  1,131,192    $  2,172,591
                                                                            ============    ============
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                $  2,051,319    $  1,426,932
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

(2)   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates primarily relate to the determination of the allowance for doubtful accounts and restructuring charges. The Company's accounts receivable are concentrated in Latin America where political and economic changes affect the Company's ability and timing of collections. Additionally, the Company collects certain receivables on a short-term installment basis. Although these estimates are based on management's knowledge of current events and actions that it may undertake in the future, actual results may ultimately differ from these estimates.

(3)   DISCONTINUED OPERATIONS

In August 1997, the Company's Board of Directors approved a plan to sell or liquidate its non-core business subsidiary, New World Interactive, Inc. ("New World Interactive"), as part of an overall restructuring program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive ceased operations on December 31, 1997. The condensed consolidated statements of operations have been reclassified to report separately the operating results of the discontinued operations in the prior periods. Sales for the nine months ended September 30, 1997 were $1,116,000.

(4)   RESTRUCTURING CHARGES

In the third quarter of 1998, the Company decided to restructure its operations by closing the facility in the United States and transferring the operations to the Colon Free Zone, Panama, facilities. The Company recorded restructuring charges totaling $441,000 to recognize severance and benefits for employees to be terminated ($29,000), lease obligations ($361,000) and a provision for asset impairment ($51,000).

(5)   LOSS PER COMMON SHARE

Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the three and nine months ended September 30, 1998 and 1997, the effect of stock options and warrants were not included in the computation because such inclusion would have been antidilutive.

(6)   INCOME TAXES

Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone, Panama, are tax exempt. Therefore, the Company did not record any provision for income taxes for its operations in Panama.

The Company did not record a benefit for income taxes for its operations in the United States due to the full valuation that has been recorded on the taxable loss recognized for the period.

(7)   LEGAL MATTERS

A former vendor of New World Interactive has filed a civil lawsuit against the Company and its now defunct subsidiary, New World Interactive, for breach of contract on licensing agreements previously entered into between New World Interactive and the former vendor. The lawsuit seeks damages of $90,750 plus interest along with costs and attorney fees.

New World Interactive has ceased all operations and does not intend to defend this action. The Company does not believe that it has any material liability in this regard.

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

The financial information given below for the three months and nine months ended September 30, 1998 and 1997 refers to the continuing operations of the Company and excludes the operations of New World Interactive, which were discontinued in 1997.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET SALES

Net sales decreased almost 50% to $25.0 million for the three months ended September 30, 1998 from $49.6 million for the same period in 1997. The decrease is primarily attributable to the significant deterioration in the economic environments of the foreign countries in which the Company sells its products. In addition, the Company has taken steps to reduce sales to various foreign companies due to their unacceptable credit risk.

The foreign countries in which significant decreases in sales occurred were Colombia ($12.4 million), Paraguay ($3.7 million), Ecuador ($2.1 million) and Peru ($1.9 million).

GROSS PROFIT

Gross profit decreased almost 50% from $3.1 million for the three months ended September 30, 1997 to $1.6 million for the same period in 1998, as a direct result of decreased sales in the latter period.

The Company's gross profit margin increased slightly to 6.4% for the three months ended September 30, 1998 compared to 6.3% in the comparable 1997 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $2.9 million for the three months ended September 30, 1998 compared to $2.8 million for the same period in 1997.

The increase in selling, general and administrative expenses (despite the fact that sales decreased almost 50%) is primarily attributable to an increase of $795,000 in provision for doubtful accounts, which represents a 100% increase as compared to the comparable 1997 period. In addition, the Company recorded non-recurring restructuring charges totaling $441,000 relating to the restructuring of the Company's operations. These increases were partially offset by a decrease in salary and commission expenses of $315,000, a reserve of $100,000 recorded in 1997 for disputed amounts arising in the normal course of business that did not recur in 1998 and an overall reduction in other operating expenses.

INTEREST

Interest income decreased primarily due to lower average daily balances of restricted cash.

Notwithstanding the significant decrease in sales, interest expense materially increased for the three months ended September 30, 1998 compared to the same period in 1997 as a result of increased borrowings due to delays in the collection of the accounts receivable and bad debts, as well as higher interest rates applicable to the Company.

NET LOSS

The net loss was $2,004,000 ($0.44 per share) for the three months ended September 30, 1998 compared to the loss of $45,000 ($0.01 per share) for the three months ended September 30, 1997. The change was primarily due to decreased sales, higher provision for doubtful accounts and higher interest expense.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET SALES

Net sales decreased 17.7% to $90.7 million for the nine months ended September 30, 1998 from $110.2 million for the same period in 1997. The decrease is primarily attributable to the deterioration in the economic environments of the foreign countries in which the Company sells its products. In addition, the Company has taken steps, in the latter period, to reduce sales to various foreign companies due to their unacceptable credit risk.

Decreased sales to Colombia ($11.5 million decrease), Paraguay ($5.1 million decrease), United States ($3.9 million decrease), Peru ($3.4 million decrease), Brazil ($3.3 million decrease) and various other markets were partially offset by increased sales to Venezuela ($8.8 million increase) and the Dominican Republic ($3.1 million increase).

GROSS PROFIT

Gross profit decreased 20.4% to $5.7 million for the nine months ended September 30, 1998 from $7.1 million for the same period in 1997, primarily as a direct result of decreased sales in the latter period.

The Company's gross profit margin decreased to 6.3% in the nine months ended September 30, 1998 compared to 6.5% in the comparable 1997 period. The decrease is primarily attributable to excess merchandise in the markets in which the Company sells its products as a result of the Asian economic crisis, which caused a reduction in sales prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $6.8 million for the nine months ended September 30, 1998 compared to $6.6 million for the same period in 1997.

Despite the fact that sales decreased almost 18%, the increase in selling, general and administrative expenses is primarily attributable to an increase of $845,000 in provision for doubtful accounts for the nine months ended September 30, 1998, compared to the same period in 1997. In addition, the Company recorded non-recurring restructuring charges totaling $441,000 relating to the restructuring of the Company's operations. These increases were partially offset by a decrease in salary and commission expenses of $140,000, reserves recorded in 1997 for disputed amounts arising in the normal course of business and other losses totaling $373,000 that did not recur in 1998 and an overall reduction in other operating expenses.

INTEREST

Interest income increased primarily due to higher average daily balances of restricted cash.

Notwithstanding the decrease in sales, interest expense increased for the nine months ended September

30, 1998 compared to the same period in 1997 as a result of increased borrowings due to delays in the collection of the accounts receivable and bad debts, as well as higher interest rates applicable to the Company.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations was $2.9 million ($0.65 per share) for the nine months ended September 30, 1998 compared to a loss from continuing operations of $0.5 million ($0.11 per share) for the nine months ended September 30, 1997. The change was primarily due to decreased sales, higher provision for doubtful accounts and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically, and will continue to finance its operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds. The Company has decreased its bank borrowings during 1998 due to decreased sales resulting from the deterioration in the economic environments of the foreign countries in which it sells its products and the Company's steps to reduce sales to high credit risk customers.

The Company generated $3.4 million in cash from operating activities for the nine months ended September 30, 1998. This was primarily due to a decrease of $6.2 million in accounts receivable and a decrease of $3.7 million in inventory which were partially offset by a decrease of $6.0 million in accounts payable.

Cash provided by investing activities was $2.6 million for the nine months ended September 30, 1998 which is attributable to a decrease in restricted cash balances of $2.8 million resulting from the decrease in bank credit lines, as described below, offset by capital expenditures of $193,000.

Cash used in financing activities was $6.2 million for the nine months ended September 30, 1998 for the repayments of borrowings.

Management continues to believe that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. During 1998, the Company continues to experience increasing delays in collecting on its accounts receivable. This is primarily attributable to a decline in the international economic and political climate, particularly in the Latin American countries in which the Company sells its products, which, in turn, has affected the cash flows of its customers. Future political and economic changes in these Latin American countries in which the Company sells its products may further materially affect the Company's ability to collect its accounts receivable on a timely basis.

At September 30, 1998, the Company's working capital decreased to $0.6 million from $3.4 million at December 31, 1997, primarily as a result of the net loss. If the Company is unable to prevent the future deterioration of its working capital, the Company's operations would be adversely affected. The Company is in the process of obtaining long term financing on its office and showroom in the Colon Free Zone, Panama, in order to increase working capital. In addition, the Company is implementing various action steps that may minimize or prevent future losses. One such step is the restructuring of its current operations by closing its facilities in the United States and transferring the operations to the Colon Free Zone, Panama, facilities. The Company's ability to reduce losses is greatly dependent on various factors which include the following: (i) improving gross profit margins; (ii) increasing current sales volume to credit-worthy customers; (iii) reducing financing costs by reducing the number of days to collect on its accounts receivable and increasing the turnover of inventory; and (iv) reducing operating costs by streamlining its operations. There can be no assurance that the actions steps to be taken will minimize or prevent future losses and prevent or reduce the future deterioration of the Company's working capital.

During 1997, in anticipation of increased sales volumes, the Company increased its bank credit lines. A general decline in the favorable economic and political climate in the Latin American countries in which the Company does business, coupled with the Asian economic crisis which flooded the market with excess merchandise, has adversely affected the anticipated sales volumes for the three months and nine months ended September 30, 1998. Since December 31, 1997, the Company's aggregate bank credit lines have been reduced from $36.5 million to $30.0 million. The Company has been advised by two of its lenders that their credit lines of $1 million and $2.5 million, respectively, will not be renewed upon their expiration on November 30, 1998 and December 31, 1998, respectively. Based on the current operating performance of the Company and anticipated sales volumes in the next year, the Company does not anticipate needing to replace these lines. Further, management does not believe that such decreases will have a material effect on the operations of the Company but may affect its short-term liquidity needs. Additionally, the Company's primary lender, which provides the Company with a $15 million line of credit, is in the process of renewing the line of credit. This lender is currently allowing the Company to operate under the terms of the expired line of credit. If the line of credit is not renewed (or is significantly reduced) and the Company is unable to find replacement lines of credit, the Company's operations would be materially adversely affected.

At September 30, 1998, the Company utilized $26.7 million of its bank credit facilities. From time to time, the Company is overdue with various of its bank lenders for periods of a few days for amounts the Company does not consider to be significant when compared to the size of its borrowings. All of the Company's lines of credit and credit facilities from its various lenders are "on demand".

Trade credit is an essential factor in the Company's ability to operate. The Company believes it has and will continue to have a good relationship with its two principal suppliers, Sony and Pioneer. At September 30, 1998 and 1997, the Company had approximately $11.7 million and $20.0 million, respectively, outstanding on its credit facilities with its principal suppliers.

For a variety of political and economic reasons, the import of non-essential items such as consumer electronics has from time to time been restricted or prohibited by many Latin American countries through exchange controls, import quotas and restrictions, tariffs and other means. Accordingly, changes in the trade policies of Latin American countries affect both the market for the Company's products as well as the Company's ability to sell its products. The ability of the Company to increase sales to credit-worthy customers is greatly dependent upon at least four factors: (i) a favorable international economic and political climate particularly in the Latin American countries in which the Company sells its products, as well as in Asia; (ii) its ability to maintain or increase profit margins on sales within the highly competitive field of consumer electronics; (iii) its ability to provide adequate financing to customers; and
(iv) availability of credit from its suppliers and banks.

COUNTRY RISK

The Company does a substantial amount of business in Latin America. There are significant "country risks" which arise in connection with this business, including risks associated with the receipt of payment for goods sold. Colombia, which represents a significant market for the Company, is a country for which the United States Government has taken a particular interest in monitoring the flow of funds. Although the Company believes that payments received currently comply with all applicable United States Government regulations and laws, there can be no assurance that forms of payment will not be challenged by the United States Government, or that business done in Colombia by the Company will not be materially affected by this government scrutiny.

SEASONALITY

The Company's operations have historically been seasonal, with generally higher sales in the third and fourth fiscal quarters, resulting from transactions made in anticipation of the Christmas holiday season. In 1998, the Company's sales in the third quarter were lower than the first and second quarter, due to the continued deterioration in the economic environments of the countries in which it sells its products and the Company's steps to reduce sales to customers who are high credit risks. In addition, sales may also vary by fiscal quarter as a result of the availability of merchandise for sale. Therefore, the results of any interim period are not necessarily indicative of the results that might be expected during a full fiscal year.

YEAR 2000 COMPLIANCE

Many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's year 2000 issue is comprised of two areas - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose year 2000 problems could also impact the Company. The Company's year 2000 project is comprised of three phases: assessment of systems and equipment affected by the year 2000 issue; development of strategies to address affected systems and equipment; and remediation of affected systems and equipment. The Company is in the process of completing the assessment phase. In addition, the Company will initiate communications with significant suppliers, including Sony and Pioneer, and customers to determine the extent to which the Company will be affected by third-party year 2000 issues. The cost of the year 2000 initiatives is not expected to be material to the Company's results of operations, financial position or cash flows. Implementation is expected to be completed before September 30, 1999.

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) the general availability of credit from its principal suppliers and banks to the Company, specifically, the continued cooperation of its major suppliers and its banks to provide credit, including the renewal of the line of credit by the Company's primary lender, and their forbearance from time to time; (ii) the Company's ability to implement action steps, such as the restructuring ("downsizing") of the Company's operations, that will minimize or prevent future losses or further deterioration of the Company's working capital;
(iii) the Company's ability to increase sales to credit-worthy customers; (iv) the Company's ability to increase the profit margins on its sales within the competitive market it operates in; (v) positive economic developments in those foreign countries in which the Company sells a material amount of its products, including Colombia, Venezuela, Paraguay and Ecuador.

                           PART II - OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) 27 Financial Data Schedule

         (b) No Form 8-K was filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EZCONY INTERAMERICA INC.

Date: November 13, 1998                 BY: /s/ EZRA COHEN
                                            -----------------------------------
                                            Ezra Cohen, President and
                                            Chief Executive Officer

Date: November 13, 1998                 BY: /s/ KENBIAN A. NG
                                            -----------------------------------
                                            Kenbian A. Ng,
                                            Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT           DESCRIPTION
------            -----------

  27              Financial Data Schedule