Form 10-K405
period 1998-12-31
EZCONY INTERAMERICA INC
filed 1999-03-31
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED}
   FOR THE TRANSITION PERIOD FROM __________________ TO ______________________

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

                               Craigmiur Chambers
                                   P.O. Box 71
                   Road Town, Tortola, British Virgin Islands
                    (Address of principal executive offices)

                                                                    NONE
                                                                  (Zip Code)

       Registrant's telephone number, including area code: (507) 441-6566

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 29, 1999 was approximately $86,292 based on the $.125 closing sale price for the Common Stock quoted on OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of March 20, 1999 was 4,510,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

                            EZCONY INTERAMERICA INC.

                                TABLE OF CONTENTS

                                                                                                 Page

                                     PART I

Item 1.         Business......................................................................    1
Item 2.         Properties....................................................................    4
Item 3.         Legal Proceedings.............................................................    4
Item 4.         Submission of Matters to a Vote of Security Holders...........................    4

                                     PART II

Item 5.         Market for Registrant's Common Stock Equity and Related Stockholder
                Matters.......................................................................    4
Item 6.         Selected Financial Data.......................................................    5
Item 7.         Management's Discussion and Analysis of Financial Condition and
                     Results of Operations....................................................    5
Item 8.         Financial Statements and Supplementary Data...................................    5

Item 9.         Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosures................................................    5

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant............................    5

Item 11.        Executive Compensation........................................................    5

Item 12.        Security Ownership of Certain Beneficial Owners and Management................    5

Item 13.        Certain Relationships and Related Transactions................................    5


                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............    6

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Ezcony Interamerica Inc. ("Ezcony" or the "Company") is a leading distributor to Latin America of major brand name consumer electronics, including but not limited to, Sony, Pioneer, AIWA, Samsung, Sharp, Motorola, Brother and Philips. See "Major Brand Name Products."

The Company's consumer electronics products are sold principally to other wholesalers and distributors as well as directly to retail chains. The Company believes that it is one of the largest independent distributors of Sony and Pioneer products to Latin America.

MARKET OVERVIEW

Since the Company began operations in 1982, the principal Latin American markets for its products have varied significantly. The largest Latin American markets for the Company's products in 1998 were Colombia, Venezuela, Paraguay, and Ecuador.

The following table illustrates, for the periods presented, the changes in the principal Latin American markets for the Company's products by sales volume (in thousands) and percentage of total net sales from continuing operations. A portion of the Company's sales were made through distributors and exporters located in the United States, however, this means of distribution has been substantially eliminated as of the end of fiscal 1998.

                                 1998                               1997                              1996

                       Amount                       %      Amount                       %        Amount              %

Colombia               $     29,000                27        $   52,996                33        $   28,421         26
Venezuela                    18,120                17            12,099                 8             1,922          2
Paraguay                     15,728                14            28,486                18            22,552         21
Ecuador                       8,015                 7            12,401                 8            10,816         10
Others                       37,866                35            52,841                33            45,035         41
                        -----------              ----         ---------              ----         ---------       ----
      Total             $   108,729              100%         $ 158,823              100%         $ 108,746        100%
                         ==========              ===           ========              ===          =========        ===

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

As described above, the Company does a substantial amount of business in Latin America and it believes it is in compliance with all applicable governmental regulations. There are significant "country risks" which arise in connection with this business, including those associated with the receipt of payment for goods sold. Colombia, which represents a significant market for the Company, is a country in which the United States Government has taken a particular interest in monitoring the flow of funds, especially those involving "structured payments," e.g., payment practices using a repetitive high volume of cash or financial instruments in "round" amounts.

The Company experienced a loss as a result of a forfeiture dispute that arose with the United States Government over certain structured payments received in early 1998; the resolution of this matter was "recognized" for financial purposes, in fiscal 1997. The Company has discontinued accepting this form of payment in connection with its Colombian receivables. The Company does not believe that this change in payment policy will materially or adversely affect its business; however, there can be no assurance that other, similar forms of payment will not be challenged by the United States Government, or that the business done in Colombia by the Company will not be materially affected by this governmental scrutiny.

The Company believes that the consumer electronics markets in Latin America differ from similar markets in the United States. First, the Company believes that in Latin America independent regional distributors are usually the principal means of distribution of consumer electronics, unlike in the United States where direct sales by manufacturers are more typical. Although most major consumer electronics manufacturers have single-country distributors, operating subsidiaries or joint ventures in the major Latin American countries, independent regional distributors such as Ezcony still represent the predominant channel for consumer electronic sales in Latin America. The Company expects that over a period of time this means of distribution may well evolve into a system more like that in the United States. Second, the Company believes that state-of-the-art technology, while an important factor in marketing consumer electronics in the United States, is less important in Latin America where consumers generally are willing to purchase less advanced products for longer periods of time. Finally, Latin American markets for consumer electronics generally are less developed than in the United States. For example, products such as televisions and radios have reached relatively low consumer penetration levels in Latin America compared to that of the United States.

MAJOR BRAND NAME PRODUCTS

Ezcony distributes a wide range of major brand name consumer electronics, including televisions, video cassette recorders, cellular products, automobile audio equipment, personal portable stereos, home audio equipment, camcorders and appliances. In 1998, sales of Sony, Pioneer, Samsung, and AIWA products accounted for approximately 31%, 30%, 17% and 11%, respectively, of the Company's total net sales.

Ezcony purchases most of its major brand name consumer electronics directly from manufacturers. As is customary with independent distributors of consumer electronics in Latin America, Ezcony has no written distributorship agreement or arrangement with any manufacturer. The Company has a continuing relationship with Sony for over 15 years. The Company has not experienced difficulty in obtaining a satisfactory supply of marketable consumer electronics from Sony, Pioneer, Samsung, and AIWA without having written distributorship or other agreements. From time to time, the Company has purchased major brand name consumer electronics from other sources, including other wholesalers and distributors.

Most of the purchases of Sony and Pioneer products, are supplied from inventory of these manufacturers located at their respective warehouses in the Colon Panama Free Zone. This method of supply allows the Company to limit the amount of inventory that it must keep on hand, the related inventory holding costs and to reduce the lead time on the placement of orders for products. Sony, Pioneer and Samsung extend the Company credit for its purchases; during 1998 AIWA required the Company to pay cash for shipment of products which were purchased directly from the Far East. At December 31, 1998, the Company's trade accounts payable to Sony, Pioneer and Samsung were approximately $3.7 million, $1.6 million and $456,000, respectively.

Sales of Sony products accounted for approximately 31%, 33% and 37% of the Company's major brand name product sales in 1998, 1997, and 1996, respectively. Sales of Pioneer products accounted for approximately 30%, 34% and 36% of the Company's major brand name products sales in 1998, 1997, and 1996, respectively. Sales of Samsung products represented 17% and 9% of the Company's major brand name products sales in 1998 and 1997 and was not part of the Company's major brand name products in 1996. Sales of AIWA products accounted for approximately 11%, 12% and 14% of the Company's major brand name product sales in 1998, 1997 and 1996, respectively.

DISCONTINUED OPERATIONS

In August 1997, the Company's Board of Directors approved a plan to sell or liquidate its noncore business subsidiary, New World Interactive, Inc. ("New World Interactive") as part of an overall restructuring program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive ceased all operations December 31, 1997; in this regard, during 1998 New World Interactive returned inventory to vendors valued at approximately $50,000, and resolved a pending legal action against it. The Company anticipates no further corporate action is in this regard; however, there can be no assurance that additional obligations of New World Interactive will not be asserted against it.

In the third quarter of 1998, the Company decided to restructure its operations by closing the facility in the United States and transferring the operations to the Colon Free Zone, Panama, facilities. The Company recorded restructuring charges totaling $441,000 to recognize severance and benefits for employees to be terminated ($29,000), lease obligations ranging from a minimum of $20,800 to a maximum of $62,500 and a provision for asset impairment ($51,000).

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

In certain countries sales are made to a small number of customers, while in other countries (such as Colombia) sales are made to approximately 150 customers. The Company's customers included distributors and exporters located in the United States, most of whom re-export the Company's products directly to Latin America; however, this aspect of the Company's distribution has been significantly curtailed. During the last three fiscal years, no customers accounted for more than 10% of the Company's total net sales.

The Company maintains warehouse facilities in Panama. During 1998 the Company also leased a warehouse in Miami, Florida, and used on an "as needed" basis a customs-bonded warehouse also in Miami; the Company ceased using these U.S. facilities in the last quarter of 1998. Operating from a customs-bonded warehouse in the Colon Free Zone allows the Company to import, store and export products without incurring customs duties unless the products are sold locally. See "Properties", below.

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

CUSTOMER CREDIT

The majority of sales by the Company are made on open account terms, with payment due within 30 to 60 days after receipt of goods by the customers. All other sales are made on the basis of payment on or in advance of delivery of merchandise to the shipper or upon receipt of a letter of credit. Certain sales made by the Company are collected in cash and other negotiable instruments. The Company requires payment in U. S. dollars for all of its sales. The Company establishes credit limits for its customers based on its knowledge of the customer, the customer's payment history with available trade references, market conditions and other factors. The Company performs its own analysis of the creditworthiness of its customers, as the credit reporting systems in Latin America do not have an extensive base. In addition to the risks customarily associated with extending credit, the Company has experienced losses from uncollectible receivables due to the difficulty of pursuing judicial remedies in most Latin American countries.

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

EMPLOYEES

At December 31, 1998, the Company had 71 full-time employees, all in Panama. As of that date, there were no employees in the United States. None of the Company's employees are represented by a labor union and the Company has not experienced any material work stoppages. The Company considers its relations with its employees to be good.

GEOGRAPHICAL SEGMENT INFORMATION

See Notes to the Company's Consolidated Financial Statements, Part II, Item 8, for geographical segment information regarding sales, assets and operating income for 1998, 1997 and 1996.

ITEM 2.     PROPERTIES

In October 1997, the Company transferred its warehousing operations from two leased warehouses to a 106,000 square foot warehouse in the Colon Free Zone. In January 1998, the Company took occupancy of its new 16,140 square feet office & showroom in the Colon Free Zone, which was completed at a cost of approximately $1,235,000. The Company believes that the new warehouse and office & showroom were needed to support the current operations and future growth; these facilities are leased from "La Zone Libre De Colon" a governmental agency which owns the land of the Colon Free Zone. The leases of the real property underlying the warehouse and the office & showroom land expire on July 31, 2014 and October 31, 2016, respectively, and require annual payments of $12,952 and $6,811, respectively. The leases can be renewed for a 20-year renewal term, at the option of the Company at the rental rate and terms which are in effect for the Colon Free Zone at the time of renewal.

ITEM 3.    LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation. The Company believes that presently pending actions will not have a material adverse impact on its financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK EQUITY
           AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on "OTC Bulletin Board" under the symbol "EZCOF". The following table sets forth the high and low sales prices for the Common Stock for each quarter during the last two fiscal years as reported by the Nasdaq National Market, and the "OTC Bulletin Board".

                                               1997                                     1998

                                      High                 Low                  High                  Low

First Quarter 3/31                $   3.81             $   1.81              $2.19                 $1.06
Second Quarter 6/30                   3.13                 2.25               1.06                  0.63
Third Quarter  9/30                   3.13                 1.88               0.75                  0.25
Fourth Quarter 12/31                  2.75                 1.88               0.31                  0.13

The Company is not in compliance with the new market value of public float requirement pursuant to NASD Marketplace Rule 4450 (a) (2), which became effective February 23, 1998. Because of this deficiency, effective August 6, 1998, the Company's common stock was no longer included in the Nasdaq SmallCap Market, and thereafter the Company's Common Stock began trading on the "OTC Bulletin Board" market.

There were 73 shareholders of record of the Company's Common Stock on March 20, 1999.

The Company presently has no plans to pay any dividends on its Common Stock and has never paid any dividends. All earnings will be retained for the foreseeable future to support operations and to finance the growth and development of the Company's business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and on such other factors deemed relevant by the Board of Directors.

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

ITEM 6.    SELECTED FINANCIAL DATA

Information required by this item will be furnished by amendment.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item will be furnished by amendment.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item will be furnished by amendment.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company was formally advised in writing on December 2, 1998, that its independent certified public accountants were withdrawing from their engagement to audit the Company's financial statements. The accountants' report on the Company's financial statements for the previous two years did not contain any adverse opinion, or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. Further, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of the accountants, would have caused the accountants to make reference to the subject matter of the disagreement(s) in connection with their report(s) thereon during the Company's two most recent fiscal years and the subsequent interim period through December 2, 1998 (the date of the former accountant's resignation). A copy of the accountants' resignation letter appears as an exhibit hereto.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information with respect to directors and executive officers of the Company is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.   EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.

(a)  (1) FINANCIAL STATEMENTS

         Financial statements of the Company will be filed by amendment and will be set forth in Part II, Item 8.

     (2) FINANCIAL STATEMENTS SCHEDULE

         Schedule II - Valuation and Qualifying accounts for the year ended December 31, 1998, 1997 and 1996, will be filed by amendment.

     (3) EXHIBITS

   Exhibit
     No.                                       Description                                        Method of Filing

    3 (a)      Amended and Restated Memorandum of Association and Articles of
               Association of the Registrant                                                             (2)
    3 (b)      Amendment to Amended and Restated Memorandum of Association and
               Articles of   Association                                                                 (3)
    4 (a)      Form of Warrant Agreement                                                                 (1)
    4 (b)      Amendment to Warrant Agreement                                                            (5)
    4 (c)      Second Amendment to Warrant Agreement                                                     (6)
   10.1        Amended and Restated Stock Option Plan                                                   (12)
   10.2        Retirement Agreement dated February 26, 1996 with Moises Ezra Cohen                       (9)
   10.3        "Poliza de Credito" from "Banco Exterior" dated January 27, 1992 (with
               accompanying   English summary)                                                           (1)
   10.4        "Poliza de Credito" from "Banco Exterior" dated September 4, 1991 (with
               accompanying English summary)                                                             (1)
   10.5        Confidentiality and Non-Competition Agreement of Enrique P. Lacs                          (1)
   10.6        "Permiso de Operacion 179" (with accompanying English summary)                            (1)
   10.7        Lease from Ezcony Trading Corporation to Hooters and Dreams, S.A. dated
               March 18, 1994 (with accompanying English summary)                                        (4)
   10.8        Hamilton Bank Security Agreement made by Ezcony Trading
               Corporation                                                                                (5)
   10.9        Loan Contract (Line of Credit) with Banco de Iberoamerica (with English
               summary)                                                                                  (5)

                                   (Continued)

   Exhibit
     No.                                       Description                                        Method of Filing
    10.10      Addendum dated May 12, 1997 to the Distribution Agreement for Motorola
               Cellular Products dated June 17, 1996 by and between King David
               Com. Exportacao e Importacao Ltda. and Ezcony Interamerica Inc.                           (7)
    10.11      Termination Agreement dated June 18, 1997 and Confidentiality and
               Noncompetition Agreement by and between Ezcony Interamerica Inc.  and
               Subsidiaries and Ezra Homsany                                                             (7)
    10.12      "Poliza de Credito" from "Banco Exterior" dated July 8, 1997 (with
               accompanying English summary)                                                             (8)
    10.13      "Poliza de Credito" from "The Chase Manhattan Bank" dated June 4,
               1997 (with accompanying English summary)                                                  (8)
    10.14      "Poliza de Credito" from "Banco Confederado De America Latina, S.A."
               dated June 18, 1997 (with accompanying English summary)                                   (8)
    10.15      "Poliza de Credito" from "Banco Panamericano, S.A." dated June 17, 1997
               (with accompanying English summary)                                                       (8)
    10.16      Loan Contract (Line of Credit) with Banco de Iberoamerica (with
               accompanying English summary)                                                             (8)
    10.17      "Contrato de Compraventa De Acciones" dated September 2, 1997 (with
               accompanying English summary)                                                             (8)
    10.18      Contract for purchase of building from COFRISA dated July 28, 1997 (with
               accompanying English summary)                                                             (8)
    10.19      Credit Facility with Hamilton Bank dated December 31, 1998                               (10)
     16        Accountant's letter                                                                       (9)
     22        List of subsidiaries                                                                      (5)
     23        Consent of McClain & Company, L.C.                                                       (10)
    27.1       Financial Data Schedule                                                                  (10)
     99        Accountant's resignation letter                                                          (11)

(1) Incorporated by reference to Ezcony's Form F-1 dated May 21, 1992 (No. 33-48061)

(2) Incorporated by reference to Ezcony's Amendment No. 1 dated July 9, 1992 to Ezcony's Form F-1

(3) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended June 30, 1993

(4) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1994

(5) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1995

(6) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1996

(7) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended June 30, 1997

(8) Incorporated by reference to Ezcony's Form 10-K405/A as filed with the Securities and Exchange Commission on April 15, 1998

(9) Incorporated by reference to Ezcony's Form 8-K/A as filed with the Securities and Exchange Commission on December 18, 1998

(10)   To be filed by amendment

(11) Incorporated by reference to Ezcony's Form 8-K as filed with the Securities and Exchange Commission on December 7, 1998

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed in the last quarter of the period covered by this report:

                  (1) Form 8-K dated December 2, 1998, as filed with the Securities and Exchange Commission on December 7, 1998

                  (2) Form 8-K/A dated December 18, 1998, as filed with the Securities & Exchange Commission on December 21, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EZCONY INTERAMERICA INC.

Date:      MARCH 31, 1999                            BY: /S/ EZRA COHEN
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

                 SIGNATURE                                       TITLE                                   DATE

/S/ EZRA COHEN                               Director, Chairman of the Board,                       March 31, 1999
--------------                               President and Chief Executive Officer
Ezra Cohen

/S/ CARLOS N. GALVEZ                         Acting Chief Financial Officer                         March 31, 1999
--------------------                         (Principal Financial and Accounting
Carlos N. Galvez                             Officer)

/S/ MOISES EZRA COHEN                        Director                                               March 31, 1999
---------------------
Moises Ezra Cohen

/S/ DAVID DJEMAL                             Director                                               March 31, 1999
----------------
David Djemal

/S/ MICHAEL DOWLING                          Director                                               March 31, 1999
-------------------
Michael Dowling

                 SIGNATURE                                       TITLE                                   DATE

/S/ EZRA HOMSANY GATENO                      Director                                               March 31, 1999
-----------------------
Ezra Homsany Gateno

/S/ DANIEL HOMSANY                           Director                                               March 31, 1999
------------------
Daniel Homsany

/S/ ENRIQUE LACS                             Director                                               March 31, 1999
----------------
Enrique Lacs

/S/ LEONARD J. SOKOLOW                       Director                                               March 31, 1999
----------------------
Leonard J. Sokolow