Form 10-K405/A
period 1998-12-31
EZCONY INTERAMERICA INC
filed 1999-04-28
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K405/A

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

                           COMMON STOCK, NO PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 29, 1999 was approximately $86,292 based on the $.125 closing sale price for the Common Stock quoted on OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

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

                            EZCONY INTERAMERICA INC.

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.   Business.......................................................... 1
Item 2.   Properties........................................................ 4
Item 3.   Legal Proceedings................................................. 4
Item 4.   Submission of Matters to a Vote of Security Holders............... 4

                                     PART II

Item 5.   Market for Registrant's Common Stock Equity and Related
               Stockholder Matters.......................................... 4
Item 6.   Selected Financial Data........................................... 5
Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 5
Item 8.   Financial Statements and Supplementary Data....................... 5
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.................................... 5

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................ 5
Item 11.  Executive Compensation............................................ 5
Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 5
Item 13.  Certain Relationships and Related Transactions.................... 5

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 6

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


                                        1998                               1997                                   1996

                          Amount                    %           Amount                  %           Amount                  %
Colombia               $     29,000                27        $   52,996                33        $   28,421                26
Venezuela                    18,120                17            12,099                 8             1,922                 2
Paraguay                     15,728                14            28,486                18            22,552                21
Ecuador                       8,015                 7            12,401                 8            10,816                10
Others                       38,067                35            52,841                33            45,035                41
                        -----------              ----         ---------              ----         ---------
      Total             $   108,930              100%         $ 158,823              100%         $ 108,746              100%
                         ==========              ===           ========                            ========


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

DISCONTINUED OPERATIONS

In August 1997, the Company's Board of Directors approved a plan to sell or liquidate its noncore business subsidiary, New World Interactive, Inc. ("New World Interactive") as part of an overall restructuring program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive ceased all operations December 31, 1997; in this regard, during 1998 New World Interactive returned inventory to vendors valued at approximately $50,000, and resolved a pending legal action against it. The Company anticipates no further corporate action in this regard; however, there can be no assurance that additional obligations of New World Interactive will not be asserted against it.

In the third quarter of 1998, the Company decided to restructure its operations by closing the facility in the United States and transferring the operations to the Colon Free Zone, Panama, facilities. The Company recorded restructuring charges totaling $250,759 to recognize severance and benefits for employees to be terminated ($45,000), lease obligations ranging from a minimum of $20,800 to a maximum of $137,259, legal fees ($17,500), and a provision for asset impairment ($51,000).


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

                                      1997                     1998

                                High         Low         High         Low

First Quarter   3/31        $   3.81     $   1.81      $ 2.19      $ 1.06
Second Quarter  6/30            3.13         2.25        1.06        0.63
Third Quarter   9/30            3.13         1.88        0.75        0.25
Fourth Quarter 12/31            2.75         1.88        0.31        0.13

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

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data for each of the years in the five-year period ended December 31, 1998 are derived from the Company's Consolidated Financial Statements which have been prepared in accordance with generally accepted accounting principles in the United States and have been audited by the Company's independent accountants. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II Item 7 of this Form 10-K405/A.


                                                                         YEAR ENDED DECEMBER 31,

                                                1994(1)           1995(1)           1996(1)          1997           1998
                                                                   (in thousands, except per share data)
INCOME STATEMENT DATA:
Net sales - continuing operations              $ 104,322         $  77,529         $ 108,746      $ 158,823      $ 108,930
Operating income (loss) from
         Continuing operations                     1,848              (370)            2,596            929           (810)
Income (loss) from continuing operations           2,073               104             1,930           (933)        (2,944)
Income (loss) from discontinued operations          (848)             (385)             (852)        (2,609)          --
Net income (loss)                                  1,225              (281)            1,078         (3,541)        (2,944)

PER COMMON SHARE:
Income (loss) from continuing operations       $    0.46         $    0.02         $    0.43          (0.21)     $   (0.65)
Income (loss) from discontinued operations         (0.19)            (0.08)            (0.19)         (0.58)          --
                                               ---------         ---------         ---------      ---------      ---------
Net income (loss)                              $    0.27         $   (0.06)        $    0.24      $   (0.79)     $   (0.65)
                                               =========         =========         =========      =========      =========
Weighted average number of
         Common shares outstanding                 4,500             4,500             4,500          4,504          4,510
                                               =========         =========         =========      =========      =========

                                                  1994              1995              1996            1997          1998
                                               ---------         ---------         ---------      ---------      ---------
BALANCE SHEET DATA:
Working capital                                $   7,603         $   7,414         $   8,386      $   3,444      $   1,609
Total assets                                      33,996            29,336            37,542         56,929         32,631
Short-term debt                                    7,903             7,728            11,765         29,057         19,524
Long-term debt                                       574               519               458          1,717          2,732
Shareholders' equity                               8,940             8,659             9,737          6,208          3,264

----------
(1) Amounts have been restated to reflect the discontinued operations of New World Interactive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company and excludes the operations of New World Interactive.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

NET SALES. Net sales decreased 31% to $109 million in 1998 from $159 million in 1997. The decrease is primarily attributable to the decreased sales in the Company's existing markets, as well as the winding up of business in the United States of America. The Company has also reduced its product lines to eliminate low selling brand names. Decreased sales to Colombia ($24 million decrease), Paraguay ($13 million decrease), Ecuador ($4.4 million decrease) and various other markets could not be offset by increased sales to Venezuela ($6 million increase), Dominican Republic ($3.0 million increase) and Guatemala ($2.8 million increase).

During 1998, sales of Sony products decreased to $33.7 million or 31% of net sales as compared to 1997 sales of $52.4 million or 33% of net sales. Pioneer sales were $32.3 million in 1998 or 30% of net sales compared to $54.5 million or 34% of net sales in 1997. Samsung represented a new brand name product line for the Company in 1997 and contributed $18 million in net sales in 1998 as compared to $13.8 million in net sales in 1997.

GROSS PROFIT. Gross profit decreased 35% to $7.1 million in 1998 from $10.9 million in 1997. The Company's gross profit margin decreased to 6.5% in 1998 from 6.9% in 1997. The decrease is primarily attributable to excess merchandise in the markets in which the Company sells its products, which the Company believes to be an indirect result of the current Asian economic crisis and as a result of this increased competition the Company experienced a reduction in its prices for goods sold and decreased margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $7.9 million in 1998 versus $10 million in 1997. Selling, general and administrative expenses were principally affected by charges incurred by the Company in 1998 in connection with (i) decrease in salaries and commissions, closing a sales office, and (ii) the implementation of a severe austerity program to reduce operating expenses to the minimum.

INTEREST. Interest income increased from $454,102 in 1997 to $495,540 in 1998 due to higher average daily balances of restricted cash.

Interest expense increased from $2.2 million in 1997 to $2.9 million in 1998 from borrowings which were a result of decreased sales.

OTHER INCOME. Other income increased to $276,268 in 1998 from $175,509 in 1997. This increase is primarily attributable to the additional rental income derived from partially leasing the warehouse and the yearly increase of rental income from property leased to third parties.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Loss from continuing operations was $2.9 million ($.65 per share) in 1998 compared to a loss from continuing operations of $933,000 ($.21 per share) in 1997. The change was primarily due to the decrease in gross profit margins because of increasing competition and the decreased sales volume (principally because of an increased amount of "cheaper" Asian products), higher provisions for doubtful accounts and higher interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operation through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds. The Company has decreased its bank borrowings during 1998 due to the decreased sales resulting from deterioration in the economic environment of the foreign countries in which it sells its goods.

The Company generated approximately $4.3 million in cash for operating activities in 1998. This was primarily due to a decrease in trade accounts receivables of $8.9 million primarily as a result of reduced sales on credit which was offset in part by $11.7 million decrease in accounts payable and $6.9 million decreased inventory.

Cash provided for investing activities was approximately $4.2 million in 1998 primarily attributable to a decrease in restricted cash and capital expenditures related to the purchase of the new warehouse, office and showroom.

Cash used for financing activities was approximately $8.5 million in 1998 principally due to the repayment of notes and acceptances due banks and long term debt.

The Company receives open account credit from the majority of its principal suppliers, with the exception of AIWA in amounts determined by such manufacturers from time to time and are due on terms which range from 30 days to 90 days after receipt of inventory.

The Company continues to have good relationships with its principal suppliers, Sony and Pioneer. At December 31, 1998 and 1997, the Company's credit facility with Sony was $4.8 million which was partially collateralized by $2.4 million in stand-by letters of credit. The Company's credit facility with Pioneer at December 31, 1998, was $6 million which was partially collateralized by $1.9 million in stand-by letters of credit as compared to $2.5 million at December 31, 1997. From time to time both Sony and Pioneer have allowed the Company to exceed its credit line above its stated amount. At December 31, 1998, the Company's trade payable to Sony and Pioneer was approximately $3.8 million and $1.6 million, respectively.

The Company finances its purchases of inventory from the Far East by opening letters of credit to the suppliers up to 45 days in advance of shipment. Upon receipt of inventory, the related letter of credit is converted to trade acceptances, typically maturing within 120 to 180 days. The Company incurs bank charges for the issuance and negotiation of letters of credit as well as interest charges for the time the promissory notes are outstanding.

At December 31, 1998, the Company had outstanding $19.1 million in notes and acceptances principally maturing at varying dates through 1999 at varying interest rates based on LIBOR, IBOR and prime rate ranging from 8.8% to a rate fixed at 10.3%.

The Company's short-term borrowings are partially collateralized by approximately $4.5 million of time deposits owned by the Company. None of the Company's lenders is under any obligation to continue to provide credit to the Company under currently existing terms.

Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. The Company intends to consolidate its borrowings in an effort to obtain lower interest rates and reduce inventory carrying costs by factoring its trade accounts receivables which would also limit the Company's exposures to credit, political and transfer risks. There can be no assurances that the Company will be able to consolidate its borrowings or finance its trade accounts receivables.

As the Company reduced sales in existing markets such sales were primarily made on a credit basis as compared to cash basis. Therefore, the number of day's sales in accounts receivable decreased to 64 days at December 31, 1998 from 72 days at December 31, 1997. Future political and economic changes in the Latin American countries in which the Company sells, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its accounts receivable.

At December 31, 1998, the Company's working capital decreased to $1.6 million from $3.4 million at December 31, 1997, primarily due to loss from continuing operations and maintaining a lower inventory.

At December 31, 1998, and March 31, 1999, the Company had available with seven banks an aggregate of $28 million in bank facilities of which $22.3 million and $23.1 million, respectively, was utilized. From time to time, the Company is overdue with various bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowings. All of the Company's lines of credit and credit facilities from its various lenders are "on demand".

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

SEASONALITY

The Company's operations have historically been seasonal with generally higher sales in the third and fourth fiscal quarters. Higher third and fourth quarter sales result from increased sales to retail chains and in anticipation of the Christmas holiday season. Sales may also vary by fiscal quarter as a result of the availability of merchandise for sale. Therefore, the results of any interim period are not necessarily indicative of the results that might be expected during a full fiscal year.

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

ASSET MANAGEMENT

In 1998, the Company's inventory turnover from continuing operations was 17 times compared to 14 times for the year ended December 31, 1997. The generally high rate of inventory turnover benefits the Company by allowing it to maximize its sales within its limitations in supplier and bank credit. The Company generally does not maintain significant inventory of its products. At December 31, 1998 inventories were $2.2 million compared to $9.2 million at December 31, 1997, a decrease of 76%.

At December 31, 1998 trade accounts receivable were $19.3 million compared to $31.5 million at December 31, 1997, a decrease of 38.9%. The decrease was primarily due to the reduced level of sales which has primarily been on credit. At December 31, 1998, the number of days of sales from continuing operations in accounts receivable was 64 days compared to 72 days at December 31, 1997. This decrease was principally due to an decrease in the extension of credit and terms to existing customers over the prior year as a result of negative economic developments in the countries in which the Company sells its products.

The Company grants credit to its customers after considering various factors, including reputation, location, available financial information and the number of years in business. No formal credit reporting is available for Latin American companies. The Company closely monitors credit sales by monitoring each customer's payment history and other relevant information.

YEAR 2000 ISSUES

The Company's year 2000 compliance issue, is comprised of two areas, business applications and equipment. The business applications issue consists of the Company's business computer systems, as well as the computer systems of third party suppliers or customers, whose year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose year 2000 problems could also impact the Company. The Company's year 2000 project is comprised of three phases: assessment of systems and equipment affected by the year 2000 issue; development of strategies to address affected systems and equipment; and remediation of affected systems and equipment. The Company is in the process of completing the assessment phase. The Company's internal accounting package is currently not in year 2000 compliance; however, the Company can secure the software to bring the accounting system into compliance for less than $50,000. The Company is still in the assessment phase to determine what will be required of the Company's hardware to bring the accounting system into compliance. The Company does not believe that the year 2000 will have any impact on its buyers; however, the Company will initiate communications with significant suppliers, including SONY and Pioneer, and other customers to determine the extent to which the Company will be affected by third-party year 2000 issues. The cost of the year 2000 initiatives is not expected to be material to the Company's results of operations, financial position or cash flows.

Implementation is expected to be completed before September 30, 1999.

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10K, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) the successful retrenchment of the Company's operations in Panama, (ii) the general availability of credit from its principal suppliers and banks to the Company to finance its inventory, specifically, the continued cooperation of its major suppliers and its banks to provide credit, and their forbearance from time to time as well as the successful consolidation of the Company's borrowings; (iii) the discontinuation of certain non-profit aspects of its business, e.g., certain products and customers; (iv) the Company's ability to maintain or increase the profit margins on its sales within the highly competitive markets in which it operates; (v) economic developments in those foreign countries in which the Company conducts a material amount of business, including Colombia, Paraguay, Ecuador and Venezuela, as well as in those markets which are the source of competition, e.g., in Asia.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Furnished.


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

     (3) EXHIBITS

   Exhibit
     No.                               Description                                          Method of Filing
     3 (a)     Amended and Restated Memorandum of Association and Articles of
               Association of the Registrant                                                      (2)
     3 (b)     Amendment to Amended and Restated Memorandum of Association and
               Articles of Association                                                            (3)
     4 (a)     Form of Warrant Agreement                                                          (1)
     4 (b)     Amendment to Warrant Agreement                                                     (5)
     4 (c)     Second Amendment to Warrant Agreement                                              (6)
    10.1       Amended and Restated Stock Option Plan                                             (6)
    10.2       Retirement Agreement dated February 26, 1996 with Moises Ezra Cohen                (5)
    10.3       "Poliza de Credito" from "Banco Exterior" dated January 27, 1992 (with
               accompanying   English summary)                                                    (1)
    10.4       "Poliza de Credito" from "Banco Exterior" dated September 4, 1991 (with
               accompanying English summary)                                                      (1)
    10.5       Confidentiality and Non-Competition Agreement of Enrique P. Lacs                   (1)
    10.6       "Permiso de Operacion 179" (with accompanying English summary)                     (1)
    10.7       Lease from Ezcony Trading Corporation to Hooters and Dreams, S.A. dated
               March 18, 1994 (with accompanying English summary)                                 (4)
    10.8       Hamilton Bank Security Agreement made by Ezcony Trading Corporation                (5)

                                   (continued)

   Exhibit
     No.                               Description                                          Method of Filing
    10.9       Loan Contract (Line of Credit) with Banco de Iberoamerica (with English
               summary)                                                                           (5)
    10.10      Addendum dated May 12, 1997 to the Distribution Agreement for Motorola
               Cellular Products dated June 17, 1996 by and between King David Com.
               Exportacao e Importacao Ltda. and Ezcony Interamerica Inc.                         (7)
    10.11      Termination Agreement dated June 18, 1997 and Confidentiality and
               Noncompetition Agreement by and between Ezcony Interamerica Inc.  and
               Subsidiaries and Ezra Homsany                                                      (7)
    10.12      "Poliza de Credito" from "Banco Exterior" dated July 8, 1997 (with
               accompanying English summary)                                                      (8)
    10.13      "Poliza de Credito" from "The Chase Manhattan Bank"  dated June 4, 1997
               (with accompanying English summary)                                                (8)
    10.14      "Poliza de Credito" from "Banco Confederado De America Latina, S.A."
               dated June 18, 1997 (with accompanying English summary)                            (8)
    10.15      "Poliza de Credito" from "Banco Panamericano, S.A." dated June 17, 1997
               (with accompanying English summary)                                                (8)
    10.16      Loan Contract (Line of Credit) with Banco de Iberoamerica (with
               accompanying English summary)                                                      (8)
    10.17      "Contrato de Compraventa De Acciones" dated September 2, 1997 (with
               accompanying English summary)                                                      (8)
    10.18      Contract for purchase of building from COFRISA dated July 28, 1997 (with
               accompanying English summary)                                                      (8)
    10.19      Credit Facility with Hamilton Bank dated December 30, 1998                        (10)
    16         Accountant's letter                                                                (9)
    22         List of subsidiaries                                                               (5)
    23         Consent of McClain & Company, L.C.                                                (10)
    27.1       Financial Data Schedule                                                           (10)
    99        Accountant's resignation letter                                                    (11)

----------
(1)    Incorporated by reference to Ezcony's Form F-1 dated May 21, 1992 (No. 33-48061)

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


                                                       EZCONY INTERAMERICA INC.

Date:      APRIL 26, 1999                              BY: /s/ EZRA COHEN
                                                       ------------------
                                                       Ezra Cohen
                                                       Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                       TITLE                                   DATE
/S/ EZRA COHEN                               Director, Chairman of the Board,                       April 26, 1999
--------------                               President and Chief Executive Officer
    Ezra Cohen

/S/ CARLOS N. GALVEZ                         Acting Chief Financial Officer                         April 26, 1999
--------------------                         (Principal Financial and Accounting
Carlos N. Galvez                             Officer)

/S/ MOISES EZRA COHEN                        Director                                               April 26, 1999
---------------------
Moises Ezra Cohen

/S/ MICHAEL DOWLING                          Director                                               April 26, 1999
-------------------
Michael Dowling

/S/ LEONARD J. SOKOLOW                       Director                                               April 26, 1999
----------------------
Leonard J. Sokolow

/S/ EZRA HOMSANY GATENO                      Director                                               April 26, 1999
-----------------------
Ezra Homsany Gateno

/S/ ENRIQUE LACS                             Director                                               April 26, 1999
-----------------------
Enrique Lacs

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

                          EZCONY INTERAMERICA, INC. AND

                                  SUBSIDIARIES

                               ROAD TOWN, TORTOLA

                             BRITISH VIRGIN ISLANDS

[MCCLAIN & COMPANY, L.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ezcony Interamerica, Inc. and Subsidiaries
British Virgin Islands

We have audited the consolidated balance sheet of Ezcony Interamerica, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated balance sheet of Ezcony Interamerica, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996, were audited by other auditors whose report dated March 30, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Ezcony Interamerica, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ McClain & Company, L.C.

April 13, 1999

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)

                      ASSETS

                                                                   DECEMBER 31,
                                                          ------------------------------
                                                               1998              1997
                                                          ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                             $  1,253,073      $  1,280,887
    Trade accounts receivables, net                         19,268,099        31,510,345
    Due from directors, officers and employees, net            347,044           179,162
    Inventories                                              2,218,369         9,176,952
    Prepaid expenses and other current assets                  664,429         1,465,637
    Restricted cash                                          4,491,914         8,834,319
                                                          ------------      ------------
           Total current assets                             28,242,928        52,447,302

PROPERTY AND EQUIPMENT, NET                                  4,295,643         4,432,704

OTHER ASSETS                                                    92,281            48,616
                                                          ------------      ------------
           Total assets                                   $ 32,630,852      $ 56,928,622
                                                          ============      ============


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes and acceptances payable                         $ 19,079,097      $ 28,842,438
    Current portion of long-term debt                          444,701           214,537
    Accounts payable                                         6,453,328        18,252,706
    Accrued expenses and other current liabilities             657,138         1,693,543
                                                          ------------      ------------
           Total current liabilities                        26,634,264        49,003,224

LONG-TERM DEBT                                               2,732,386         1,717,361

           Total liabilities                                29,366,650        50,720,585
                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES (NOTES 14 AND 15)

SHAREHOLDERS' EQUITY:
    Common stock, no par value, 15,000,000 shares
        authorized; issued and outstanding 4,510,000
        shares in 1998 and 1997                             12,954,723        12,954,723
    Accumulated deficit                                     (9,690,521)       (6,746,686)
                                                          ------------      ------------
           Total shareholders' equity                        3,264,202         6,208,037
                                                          ------------      ------------
           Total liabilities and shareholders' equity     $ 32,630,852      $ 56,928,622
                                                          ============      ============

See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                        1998               1997               1996
                                                   -------------      -------------      -------------
NET SALES                                          $ 108,930,340      $ 158,822,628      $ 108,746,024

COST OF SALES                                        101,836,237        147,921,363        100,175,931
                                                   -------------      -------------      -------------
         Gross profit                                  7,094,103         10,901,265          8,570,093

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                             7,904,052          9,971,888          5,973,991
                                                   -------------      -------------      -------------
         Operating (loss) income                        (809,949)           929,377          2,596,102

OTHER INCOME (EXPENSES)
  Interest income                                        495,540            454,102            337,246
  Interest expense                                    (2,905,694)        (2,235,660)        (1,148,697)
  Litigation expense                                        --             (255,000)              --
  Other                                                  276,268            174,509            281,667
                                                   -------------      -------------      -------------
         (Loss) income from continuing
             operations before income taxes           (2,943,835)          (932,672)         2,066,318

PROVISION FOR INCOME TAXES                                  --                 --             (136,490)
                                                   -------------      -------------      -------------
         (Loss) income from continuing
             operations                               (2,943,835)          (932,672)         1,929,828
                                                   -------------      -------------      -------------
DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of
      income taxes                                          --             (733,938)          (852,174)
  Loss on disposal, including $687,106 for
      operating losses during the phase out
      period, net of income taxes
                                                      (1,874,786)              --                 --
                                                            --           (2,608,724)          (852,174)
                                                   -------------      -------------      -------------
         Net (loss) income                         $  (2,943,835)     $  (3,541,396)     $   1,077,654
                                                   =============      =============      =============

EARNINGS PER COMMON SHARE-BASIC
  AND ASSUMING DILUTION
      (Loss) income from continuing operations     $       (0.65)     $       (0.21)     $        0.43
      Loss from discontinued operations                     --                (0.58)             (0.19)
                                                   -------------      -------------      -------------
         Net (loss) income                         $       (0.65)     $       (0.79)     $        0.24
                                                   =============      =============      =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING-BASIC                      4,510,000          4,503,644          4,500,000

DILUTIVE EFFECT OF STOCK OPTIONS
  AND WARRANTS                                              --                 --               21,688
                                                   -------------      -------------      -------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING-ASSUMING
  DILUTION                                             4,510,000          4,503,644          4,521,688
                                                   =============      =============      =============

See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (STATED IN U.S. DOLLARS)

                                      NUMBER OF
                                        SHARES                                            TOTAL
                                      ISSUED AND        COMMON       (ACCUMULATED     SHAREHOLDERS'
                                     OUTSTANDING        STOCK           DEFICIT)         EQUITY
                                     -----------     -----------     -----------      -----------
BALANCE, January 1, 1995               4,500,000     $12,941,910     $(4,282,944)     $ 8,658,966

      Net income                            --              --         1,077,654        1,077,654
                                     -----------     -----------     -----------      -----------
BALANCE, December 31, 1996             4,500,000      12,941,910      (3,205,290)       9,736,620

  Stock options exercised                 10,000          12,813            --             12,813

      Net loss                              --              --        (3,541,396)      (3,541,396)
                                     -----------     -----------     -----------      -----------
BALANCE, December 31, 1997             4,510,000      12,954,723      (6,746,686)       6,208,037

      Net loss                              --              --        (2,943,835)      (2,943,835)
                                     -----------     -----------     -----------      -----------
BALANCE, December 31, 1998             4,510,000     $12,954,723     $(9,690,521)     $ 3,264,202
                                     ===========     ===========     ===========      ===========

See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)

                                                                       YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                               1998              1997              1996
                                                           ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                      $ (2,943,835)     $ (3,541,396)     $  1,077,654
    Adjustments to reconcile net (loss) income
        to net cash provided by (used in) operating
        activities:
          Depreciation and amortization                         262,709           262,390           187,611
          Provision for doubtful accounts                     3,326,551         2,646,509           901,950
          Loss on abandonment                                    50,886              --                --
          Provision for inventory write-down                       --              12,189           166,652
          Loss on sale of fixed assets, net                        --               1,830             8,113
          Loss on disposal of discontinued
             operations                                            --           1,874,786              --
          Changes in operating assets and liabilities:
             Decrease (increase) in trade accounts
                receivable                                    8,915,695       (15,962,811)       (5,599,150)
             Decrease (increase) in due from
                affiliates, net                                   9,686              --
             Increase in due from directors, officers
                and employees, net                             (167,882)          (69,810)          (60,885)
             Decrease (increase) in inventories               6,958,583           737,357        (4,410,741)
             Decrease (increase) in prepaid
                expenses and other assets                       757,543          (332,886)         (240,398)
             (Decrease) increase in accounts payable        (11,799,378)        3,450,059         3,026,862
             (Decrease) increase in accrued expenses
                and other current liabilities                (1,044,233)        1,016,007            77,770
          Net changes in discontinued operations                   --          (1,976,643)          355,455
                                                           ------------      ------------      ------------
                  Net cash provided by (used in)
                    operating activities                      4,316,639       (11,872,733)       (4,509,107)
                                                           ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in restricted cash                4,342,405        (2,751,395)         (951,521)
    Purchases of property and equipment                        (176,534)       (1,487,904)         (308,021)
    Proceeds from sale of property and equipment                   --              17,543            23,450
                                                           ------------      ------------      ------------
                  Net cash provided by (used in)
                    investing activities                      4,165,871        (4,221,756)       (1,236,092)
                                                           ------------      ------------      ------------

See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (STATED IN U.S. DOLLARS)

                                                                       YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                               1998              1997              1996
                                                           ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment of) proceeds from notes and
      acceptances payable, net                             $ (9,755,513)     $ 17,138,752      $  3,975,810
  Proceeds from long-term borrowings                          1,450,000           500,000              --
  Repayment of long-term debt                                  (204,811)         (587,608)          (54,525)
  Issuance of common stock                                       12,813              --
                                                           ------------      ------------      ------------
         Net cash (used in) provided by
             financing activities                            (8,510,324)       17,063,957         3,921,285
                                                           ------------      ------------      ------------
         Net (decrease) increase in cash
             and cash equivalents                               (27,814)          969,468        (1,823,914)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                           1,280,887           311,419         2,135,333
                                                           ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                              $  1,253,073      $  1,280,887      $    311,419
                                                           ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
      Cash paid during the year for interest               $  2,425,377      $  2,435,047      $  1,429,316
                                                           ============      ============      ============
      Cash paid during the year for taxes                  $       --        $       --        $    256,263
                                                           ============      ============      ============
NON-CASH INVESTING ACTIVITIES:
  Long-term debt acquired in purchase
      of warehouse                                         $       --        $  1,500,000      $       --
                                                           ============      ============      ============

See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 1  - ORGANIZATION

          Ezcony Interamerica, Inc. and subsidiaries ("the Company") was incorporated in the British Virgin Islands on November 29, 1990.

          The Company is a wholesale distributor to Latin American markets of a wide range of brand name consumer electronic products, including televisions, videocassette recorders, home and automobile audio equipment, cellular products and appliances. The Company's products are distributed to a variety of customers, including wholesalers and distributors who resell to retail markets.

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Ezcony Interamerica, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

          CASH AND CASH EQUIVALENTS

          Cash equivalents include all highly liquid investments with maturities of three months or less when acquired.

          INVENTORIES

          Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventories in transit are stated at cost.

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated lives of these assets, which range from 7 years to 20 years. Depreciation on property is computed using the straight-line method over a period of 40 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term (including renewal periods) or the estimated useful life of the related asset. Repairs and maintenance are charged to expense as incurred while expenditures for major renewals and betterments are capitalized.

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

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          EARNINGS PER SHARE

          In 1997, the Company adopted Statement of Financial Standards ("SFAS") No. 128, EARNINGS PER SHARE issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 128 requires the presentation of basic earnings per common share and diluted earnings per common share. Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the diluting effect of stock options and warrants. All prior year earnings per share calculations have been restated in accordance with the provisions of SFAS No. 128. The adoption of SFAS No. 128 did not have a material effect on the Company's historically disclosed earnings per share.

          REVENUE RECOGNITION

          The Company recognizes revenue when products are shipped to customers.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates primarily relate to the determination of the allowance for doubtful accounts. Although these estimates are based on management's knowledge of current events and actions that it may undertake in the future, actual results may ultimately differ from estimates.

          NEW ACCOUNTING STANDARDS

          Effective for the year ended December 31, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires a new basis of determining reportable business segments. This approach (contrasted with the prior requirement which utilized a specific classification system for determining segments) designates the Company's internal organizational structure, as used by management for making operating decisions, as the basis for determining business segments. On this basis, the Company has one reportable segment:

          Wholesale distributor of consumer electronic products.

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          NEW ACCOUNTING STANDARDS (CONTINUED)

          During 1998, the Company adopted SFAS No. 130, reporting comprehensive income. It requires disclosure of non-owner changes in stockholders' equity and is defined as net income, plus direct adjustments to stockholders' equity.

          The adoption of SFAS Nos. 131 and 130 will have no effect on the Company's reported net income.

          FAIR VALUES OF FINANCIAL INSTRUMENTS

          Financial Accounting Standards Board Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (FAS 107) requires the Company to disclose the fair value of financial instruments for which it is practicable to estimate that value. FAS 107 also requires the entity to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.

          The following assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

               CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

               The carrying amounts of cash, cash equivalents, and restricted cash approximate their fair value.

               DUE FROM DIRECTORS, OFFICERS AND EMPLOYEES, NET

               The carrying amounts of due from directors, officers and employees approximate their fair value.

               NOTES PAYABLE, ACCEPTANCES PAYABLE, AND LONG-TERM DEBT

               The fair values of the notes payable, acceptances payable, and long-term debt are estimated based upon current rates offered to the Company for debt of the same remaining maturities. Carrying amounts of notes payable, acceptances payable and long-term debt are reasonable estimates of their fair values.

          RECLASSIFICATIONS

          Certain amounts included in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 3  - DISCONTINUED OPERATIONS

          In August 1997, the Company's Board of Directors approved a plan to sell or liquidate its noncore business subsidiary, New World Interactive, Inc. ("New World Interactive") as part of an overall reorganization program designed to focus the Company's resources on its core business, the distribution of consumer electronics. New World Interactive was engaged in the production and distribution of Spanish and Portuguese CD-ROM software. The decision to discontinue the subsidiary was based in part upon continuing significant working capital requirements and the Company's inability to obtain separate additional capital through bank financing, public or private placement debt, or a combination of these for the subsidiary, and the lack of sufficient sales volumes.

          Due to the significant contractual obligations existing at the time of approval of the plan to discontinue the subsidiary and due to the nature and conduct of the business, New World Interactive's creditors were advised that New World Interactive was experiencing significant cash flow problems and a deteriorating financial condition and that management had decided to stop the production of any "new" titles and continue with the production of titles already contracted for. The Company anticipated that upon completion of these titles, and with its existing inventory on completed titles, sufficient sale volumes would materialize as a result of the Christmas holiday season, and generate sufficient cash flows allowing New World Interactive to repay its obligations and avoid having to pay to creditors a pro rata share of New World Interactive's assets. New World Interactive closed its production facility on October 31, 1997, and ceased operations on December 31, 1997. Subsequent to December 31, 1997, New World Interactive is in the process of self-liquidating its remaining assets (consisting primarily of trade receivables of approximately $92,000 and inventory of approximately $66,000) on a pro rata basis to its remaining creditors. New World Interactive surrendered all contract rights it may have had in any software to its remaining creditors and returned all existing inventory. These rights and inventory were given to the creditors without prejudice to any remaining debt or any claim that the creditors may have against New World Interactive. It is management's intentions that any claims that creditors may have against New World Interactive will not be defended or responded to by New World Interactive as there are no other remaining assets to distribute. The Company believes that the ultimate completion of the liquidation of New World Interactive, including any potential litigation, will not have a further material adverse impact on the financial condition and results of operations of the Company.

          Net liabilities of the discontinued operation at December 31, 1997, consist primarily of accounts payable and accrued expenses (including severance to a key officer and employees) offset by accounts receivable and inventory. The inventory is recorded at liquidation value and not at a potential selling price as surrendered to its creditors. At December 31, 1997, the loss on the disposal of New World Interactive totaled $1,874,786, which includes a loss of $687,106 for operating losses during the phase out period, and is reflected as loss on disposal in the accompanying Consolidated Statements of Operations.

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 3  - DISCONTINUED OPERATIONS (CONTINUED)

          The accompanying consolidated statements of operations have been reclassified to report separately the discontinued operations in the prior periods. Selected results of the discontinued operations were as follows:

                                              1998            1997             1996
                                          -----------     -----------      -----------
          Net sales                       $      --       $ 1,909,405      $ 3,135,047
                                          ===========     ===========      ===========
          Gross profit                    $      --       $   214,881      $   860,390
                                          ===========     ===========      ===========
          Selling, general and admin-
          istrative expenses              $      --       $   930,564      $ 1,579,878
                                          ===========     ===========      ===========

          Net loss                        $      --       $(2,608,724)     $  (852,174)
                                          ===========     ===========      ===========

          In the third quarter of 1998, the Company decided to restructure its operations by closing the facility in the United States and transferring the operations to the Colon Free Zone, Panama facilities.

NOTE 4 -  RESTRICTED CASH

          At December 31, 1998 and 1997, certificates of deposit were pledged by the Company with various banks to guarantee the credit lines. The certificates of deposit were placed in various banks in the following locations:

                               1998           1997
                            ----------     ----------
          United States     $1,378,003     $1,484,319
          Panama             3,113,911      7,350,000
                            ----------     ----------
                            $4,491,914     $8,834,319
                            ==========     ----------

          The certificates of deposit at December 31, 1998 and 1997 have annual interest rates ranging from 5.2% to 6.6% and 4.9% to 7.8%, respectively.

NOTE 5  - INVENTORIES

          At December 31, 1998 and 1997, inventories consisted primarily of consumer electronic products at the following locations:

                                                   1998             1997
                                               -----------      -----------
          Colon Panama Free Zone warehouse     $ 2,273,084      $ 7,343,318
          U.S. warehouses                             --            830,717
          In transit                                  --          1,091,712
                                               -----------      -----------
                                                 2,273,084        9,265,747
          Reserve for obsolescence                 (54,715)         (88,795)
                                               -----------      -----------
                                               $ 2,218,369      $ 9,176,952
                                               ===========      ===========

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 6  - PROPERTY AND EQUIPMENT

          At December 31, 1998 and 1997, property and equipment consists of the following:

                                                   1998             1997
                                                -----------      -----------
          Buildings                             $ 3,950,408      $ 3,796,730
          Furniture and office equipment          1,014,103          977,765
          Transportation equipment                  319,863          355,847
          Leasehold improvements                       --             87,109
          Machinery and equipment                   237,195          251,957
                                                -----------      -----------
                                                  5,521,569        5,469,408
          Less accumulated depreciation and
             amortization                        (1,225,926)      (1,036,704)
                                                -----------      -----------
                                                $ 4,295,643      $ 4,432,704
                                                ===========      ===========

          During 1997, the Company purchased a warehouse in the Panama Colon Free Zone for $1,700,000 and transferred its warehousing operations from two leased warehouses. In addition, the construction of the Company's office and showroom in the Panama Colon Free Zone was completed in December 1997 at costs totaling approximately $1,100,000.

NOTE 7  - CONCENTRATION OF CREDIT RISK

          The Company's sales were made to customers located in, or for distribution in, the following countries:

                                                    1998             1997             1996
                                                ------------     ------------     ------------
          Colombia                              $ 29,000,026     $ 52,995,593     $ 28,420,660
          Paraguay                                15,727,964       28,486,493       22,551,519
          United States                           11,883,274       15,691,848       11,188,364
          Ecuador                                  8,015,145       12,401,457       10,815,594
          Venezuela                               18,119,708       12,099,287        1,921,862
          Mexico                                   4,461,177        4,742,561        5,441,236
          Peru                                       812,023        4,458,382        2,553,372
          Brazil                                     512,299        3,831,209        6,264,275
          All other countries (primarily in
              Latin America)                      20,398,724       24,115,798       19,589,142
                                                ------------     ------------     ------------
                                                $108,930,340     $158,822,628     $108,746,024
                                                ============     ============     ============

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 7  - CONCENTRATION OF CREDIT RISK (CONTINUED)

          A summary of accounts receivable by country of distribution is as follows:

                                                          1998              1997
                                                      ------------      ------------
          Paraguay                                    $  3,919,770      $ 10,186,458
          Colombia                                       7,520,378         9,849,299
          Venezuela                                      4,514,485         4,062,259
          Ecuador                                        2,430,869         3,620,585
          Argentina                                        891,977         1,005,294
          All other countries (primarily in Latin
             America)                                    6,346,816         7,406,552
                                                      ------------      ------------
                                                        25,624,295        36,130,447
          Less allowance for doubtful accounts          (6,356,196)       (4,620,102)
                                                      ------------      ------------
                                                      $ 19,268,099      $ 31,510,345
                                                      ============      ============

          Certain sales made by the Company are collected in cash or other negotiable instruments. During 1998, 1997, and 1996, the Company had no major customers whose sales exceeded 10% of total net sales.

          At various times during the years ended December 31, 1998 and 1997, the Company maintained cash balances with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation, $100,000.

NOTE 8  - MAJOR SUPPLIERS

          During the years ended December 31, 1998, 1997, and 1996, 31%, 33%, and 37%, respectively, of the Company's purchases consisted of products purchased from Sony Corporation of Panama, S.A. ("Sony"). Amounts payable to Sony as of December 31, 1998 and 1997, were approximately $3,758,000 and $5,346,000, respectively. Beginning in 1995, the Company significantly increased its purchases from Pioneer International Latin America, S.A. ("Pioneer"). Pioneer purchases represented 30%, 34%, and 36% of total purchases for the year ended December 31, 1998, 1997, and 1996, respectively. Amounts payable to Pioneer as of December 31, 1998 and 1997 were approximately $1,575,000 and $5,000,000, respectively.

          The Company does not have a written agreement with either Sony or Pioneer to act as a distributor in any particular country. Sony and Pioneer could, at any time, stop or limit sales to the Company or prohibit the Company from distributing its products in any one or more countries. The Company is extended credit terms from year-to-year.

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 9  - GEOGRAPHICAL SEGMENT INFORMATION

          Sales originating from Panama, the United States and British Virgin Islands for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                         1998             1997             1996
                                     ------------     ------------     ------------
          Panama                     $ 90,391,151     $139,471,528     $103,648,266
          United States                18,439,249       19,220,055        5,052,613
          British Virgin Islands           99,940          131,045           45,145
                                     ------------     ------------     ------------
                                     $108,930,340     $158,822,628     $108,746,024
                                     ============     ============     ============

          Identifiable assets by geographical area are as follows:

                                         1998            1997
                                     -----------     -----------
          Panama                     $30,714,394     $52,002,854
          United States                1,783,858       4,685,063
          British Virgin Islands         132,600         240,705
                                     -----------     -----------
                                     $32,630,852     $56,928,622
                                     ===========     ===========

          Operating income (loss) from continuing operations by geographical area is as follows:

                                         1998             1997             1996
                                     -----------      -----------      -----------
          Panama                     $   699,225      $ 2,615,913      $ 2,953,042
          United States                 (557,112)        (802,393)         109,324
          British Virgin Islands        (952,062)        (884,143)        (466,264)
                                     -----------      -----------      -----------
                                     $  (809,949)     $   929,377      $ 2,596,102
                                     ===========      ===========      ===========

          Income (loss) from continuing operations before income taxes by geographical area is as follows:

                                         1998             1997             1996
                                     -----------      -----------      -----------
          Panama                     $(1,247,559)     $   788,760      $ 2,333,567
          United States                 (756,503)        (845,755)          81,795
          British Virgin Islands        (939,773)        (875,677)        (349,044)
                                     -----------      -----------      -----------
                                     $(2,943,835)     $  (932,672)     $ 2,066,318
                                     ===========      ===========      ===========

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 10 - NOTES AND ACCEPTANCES PAYABLE

          Acceptances payable to banks and borrowings under several lines of credit aggregating approximately $28,000,000 at December 31, 1998 and $36,500,000 at December 31, 1997, bearing interest between 8.8% to 10.3%, maturing at varying dates through 1999, collateralized by certificates of deposit of $4,491,914 and $8,834,319 at December 31, 1998 and 1997, respectively, trade accounts receivables, inventories and guaranteed by certain of the Company's shareholders.

          The weighted average interest rates as of December 31, 1998 and 1997 were 9.35% and 9.62%, respectively.

NOTE 11 - LONG-TERM DEBT

          Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                                  1998           1997
                                                                               ----------     ----------
          Note payable, bearing interest at 10%, payable in monthly
              installments in the amount of $12,681, expiring in May 2001,
              collateralized by a first mortgage on the rental building        $  327,032     $  438,887

          Note payable, bearing interest at prime (8.5% at December 31,
              1998 and 1997) plus 2%, payable in monthly installments in the amount of $21,090, with the unpaid balance due in
              December 2002, collateralized by a first mortgage on the
              warehouse                                                         1,400,055      1,493,011

          Note payable, bearing interest at prime plus 2%, payable in monthly installments of $17,262, expiring in 2002,
              collateralized by a first mortgage on building                    1,450,000           --
                                                                               ----------     ----------
                                                                                3,177,087      1,931,898
          Less current portion                                                    414,701        214,537
                                                                               ----------     ----------
                                                                               $2,732,386     $1,717,361
                                                                               ==========     ==========

          Maturities of long-term debt as follows:

           YEAR ENDING
          DECEMBER 31,
          ------------
             1999                        $444,701
             2000                         470,191
             2001                         408,936
             2002                       1,853,259
             2003                             -
             Thereafter                       -
                                       ----------
                                       $3,177,087
                                       ==========

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 12 - INCOME TAXES

          The provision for income taxes includes the following components:

                                         1998         1997         1996
                                      --------     --------     --------
          United States - Federal     $   --       $   --       $   --
          Panama                          --           --        136,490
                                      --------     --------     --------
                                      $   --       $   --       $136,490
                                      ========     ========     ========

          The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 34% in 1998, 1997 and 1996 to income (loss) before income tax expense as a result of the following:

                                                   1998           1997           1996
                                                ---------      ---------      ---------
          Computed "expected" United States
             tax (benefit) expense              $ 118,896      $(317,108)     $ 702,548
          Effect of foreign operations               --           29,552       (504,700)
          Valuation allowance change             (118,896)       286,282        (75,395)
          Other, net                                 --            1,274         14,037
                                                ---------      ---------      ---------
          Provision for income taxes            $    --        $    --        $ 136,490
                                                =========      =========      =========

          At December 31, 1998, the Company's U.S. subsidiaries had net operating loss carryforwards for U.S. tax purposes of approximately $1,990,000 (continuing operations) and $2,845,000 (discontinued operations), expiring in various years through 2012. A full valuation allowance has been recorded by the Company since management believes that it is more likely than not that the deferred tax assets will not be realized.

          The Company's Panamanian subsidiary operates in the Colon Free Zone, Republic of Panama, and sells to customers abroad. Prior to January 1, 1997, companies operating in the Colon Free Zone derived local tax benefits from their foreign sales. These companies enjoyed a special tax rate of 8.5%, as compared to a statutory rate of up to 34%, on profits derived from sales of merchandise re-exported from the Colon Free Zone to countries other than Panama. In addition, profits derived from sales not shipped through Panama (offshore sales) are exempt from Panamanian taxes. Effective January 1,1997, all income derived form export operation of companies operating in the Colon Free Zone are 100% tax exempt.

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 13 - STOCK OPTION PLAN AND OTHER

          The Company's 1992 stock option plan ("the Plan"), adopted by the Board of Directors and the shareholders of the Company on April 21, 1992, is intended to improve the Company's financial performance by providing long-term incentives to the Company's directors, officers and key employees and to aid in the recruitment of additional qualified and competent employees. The Plan is administered by a committee comprised of outside directors ("the Committee").

          On June 28, 1996, the shareholders approved the Board of Directors' amendment to the Plan to increase the number of shares available for grant from 450,000 shares to 900,000 shares.

          Under the Plan, 900,000 shares of common shares have been reserved for issuance upon exercise of options. The Plan provides for the granting of both "incentive stock options" and non-statutory stock options. Options can be granted under the Plan on such terms and at such prices as determined by the Committee, except that the per share exercise price of incentive stock options will not be less than the fair market value of the common shares on the date of grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option will be exercisable within six months after the date of grant or after the expiration of 10 years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. The Plan authorizes the Company to make loans to optionee's to enable them to exercise their options and authorizes optionee's to exercise their stock options by payment with common shares, in each case at the discretion of the Committee.

          In connection with a public offering, in August 1992, the Company issued warrants to purchase 150,000 common shares to the representatives of the underwriters, exercisable at a price of $9.45 per share, as adjusted, for a four-year term starting on August 6, 1993. In November 1994, the Company's Board of Directors, in consideration of financial consulting and advisory services rendered and to be rendered by such representatives, reduced the exercise price on the warrants from $9.45 per share to $4.00 per share. In November 1996, the Company's Board of Directors, in consideration of financial consulting and advisory services to be rendered by one such representative, reduced the exercise price on 97,750 warrants form $4.00 per share to $1.63 per share and extended the term one additional year.

See independent auditors' report.

          The following table presents additional information concerning the activity in the stock option plan:

                                                                             WEIGHTED
                                                                            AVERAGE OF
                                                                NUMBER       EXERCISE
                                                              OF OPTIONS       PRICE
                                                              ----------    ----------
          Balance at December 31, 1995                          86,000         $3.38
              Options granted                                  759,660         $1.86
              Options terminated                               (20,000)        $2.39
                                                               -------
          Balance at December 31, 1996                         825,660         $2.01
              Options granted                                   25,000         $2.55
              Options exercised                                (10,000)        $1.28
              Options terminated                              (135,630)        $2.03
                                                               -------
          Balance at December 31, 1997                         705,030         $2.04
              Options granted                                   20,000         $0.22
                                                               -------
          Balance at December 31, 1998                         725,030         $1.98
                                                               =======
          Options repriced during 1996                          97,750
                                                               =======
          1996 weighted average fair value of options         $    .80
                                                               =======

          No options were repriced during 1997.

                                              1998      1997      1996
                                             -----     -----     -----
          Weighted average fair value of
             options granted during the
             year                            $0.15     $1.82     $1.63
                                             =====     =====     =====

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 13 - STOCK OPTION PLAN AND OTHER (CONTINUED)

                                                            1998
-----------------------------------------------------------------------------------------------------------------
                                               WEIGHTED
                                               AVERAGE              WEIGHTED                            WEIGHTED
                         NUMBER               REMAINING             AVERAGE           NUMBER            AVERAGE
                      OUTSTANDING AT         CONTRACTUAL            EXERCISE        EXERCISABLE AT      EXERCISE
RANGE OF PRICES        DECEMBER 31,          LIFE (YEARS)            PRICE           DECEMBER 31,        PRICE
----------------      ---------------        ------------           --------        --------------     ----------
    $0.22                  20,000                 4.76                $0.22               -                N/A
$1.25 - $1.88             277,530                 6.76                $1.77            277,530           $1.77
$1.94 - $2.56             371,500                 7.08                $1.98            364,495           $1.98
$3.50 - $4.13              56,000                 4.49                $3.72             56,000           $3.72
                          -------                                                      -------
                          725,030                                     $2.04            698,025
                          =======                                                      =======

          As of December 31, 1996, the Company adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, the Company is required to disclose proforma net income and earnings per share as if compensation expense relative to the fair value of the options granted had been included in earnings. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions (weighted average) used for grants in 1998, 1997, and 1996 expected life of 5 years in 1998, 6 years in 1997, and 10 years for 1996; volatility factors of 80% for 1998, 80% for 1997, and 96% for 1996; risk-free interest rates of 5.2% in 1998, and 6.1% for 1997 and 1996 and no dividend payments. Had compensation cost for the Company's option plan been determined and recorded consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts as follows:

                                                        YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                                1998               1997               1996
                                           -------------      -------------      -------------
          Net (loss) income
             As reported                   $  (2,943,835)     $  (3,541,396)     $   1,077,654
                                           =============      =============      =============
             Proforma                      $  (3,032,888)     $  (3,864,939)     $     300,479
                                           =============      =============      =============
          Earnings per share-basic and
             assuming dilution
                As reported                $        (.65)     $        (.79)     $         .24
                                           =============      =============      =============
                Proforma                   $        (.67)     $        (.86)     $         .07
                                           =============      =============      =============

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 13 - STOCK OPTION PLAN AND OTHER (CONTINUED)

          The 1998, 1997, and 1996 proforma effect on net income (loss) is not necessarily indicative of the effect in future years because it does not take into consideration proforma compensation expense related to grants made prior to 1996 and does not reflect a tax benefit related to the compensation expense as such benefit would be reflected directly in shareholders' equity given that the options are considered incentive stock options.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

          The Company has entered into various operating lease agreements. The following is a schedule of future rental payments as of December 31, 1998 for operating leases having initial noncancelable lease terms in excess of one year.

                      YEAR ENDING
                      DECEMBER 31,
                      ------------
          1999          $ 19,763
          2000            19,763
          2001            19,763
          2002            19,763
          2003            19,763
          Thereafter     224,483
                        --------
                        $323,298
                        ========

          As a result of restructuring its operations during 1998, the Company bought out its existing lease contract for an office facility, warehouse and equipment located in the United States for approximately $155,000.

          Rent expense was $112,372, $233,181 and $290,242 for the years ended December 31, 1998, 1997, and 1996, respectively.

          The Company leases its building in Panama City, Panama. Rental income included in other income in the accompanying Consolidated Statements of Operations was $223,110, $174,509, and $164,883 in 1998, 1997, and
          1996, respectively. The minimum future rental payments to be received on this noncancelable lease as of December 31, 1998 are as follows:

                       YEAR ENDING
                       DECEMBER 31,
                       ------------
          1999          $ 192,233
          2000            201,870
          2001            211,963
          2002            222,513
          2003                -
          Thereafter          -
                        ---------
                        $ 828,579
                        =========

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          At December 31, 1998, the Company had standby letters of credit in the amount of $4,400,000, collateralizing the trade accounts of various vendors, primarily Sony and Pioneer.

          The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the year 2000. Management does not currently anticipate any significant or material impact on the Company as a result of implications associated with this issue.

NOTE 15 - LEGAL MATTERS

          In 1998, the Company was notified of a forfeiture action against certain funds deposited by the Company. The action requested the forfeiture of the seized funds to the United States Government. The Company believes there is no basis for the seizure or forfeiture. Nonetheless, to avoid the expense and disruption of litigation and also the use of the seized funds for an extended period of time, the Company reached an agreement to settle the forfeiture civil action against these funds. Terms of the agreement require the return of all funds seized less $255,000. The Company has recorded the settlement amount as litigation (expense) reversal in the accompanying Consolidated Statement of Operations, and as accrued expense and other current liabilities in the accompanying Consolidated Balance Sheet as the seized funds related to 1997 sales.

          The Company is also engaged in ordinary litigation incidental to its business. The Company does not believe that such ordinary routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

See independent auditors' report.

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
 10.19          Credit Facility with Hamilton Bank dated December 30, 1998
 23             Consent of McClain & Company, L.C.
 27.1           Financial Data Schedule