Form 10-K405/A
period 1999-03-31
EZCONY INTERAMERICA INC
filed 1999-05-20
CIK 887947

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-K405/A
                                AMENDMENT NO. 2

      [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 0-20406

                           EZCONY INTERAMERICA INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              BRITISH VIRGIN ISLANDS                 NOT APPLICABLE
------------------------------------------------- --------------------
         (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

               CRAIGMUIR CHAMBERS
                  P.O. BOX 71
    ROAD TOWN, TORTOLA, BRITISH VIRGIN ISLANDS            NONE
------------------------------------------------- --------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (507) 441-6566

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 29, 1999 was approximately $86,292 based on the $.125 closing sale price for the Common Stock quoted on OTC Bullentin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of March 20, 1999 was 4,510,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EZCONY INTERAMERICA INC.

                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                           -----
                                           PART I
Item 1.      Business ..................................................................     1
Item 2.      Properties ................................................................     4
Item 3.      Legal Proceedings .........................................................     4
Item 4.      Submission of Matters to a Vote of Security Holders .......................     4

                                          PART II
Item 5.      Market for Registrant's Common Stock Equity
             and Related Stockholder Matters ...........................................     5
Item 6.      Selected Financial Data ...................................................     6
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................................     7
Item 8.      Financial Statements and Supplementary Data ...............................    11
Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures ......................................    30

                                          PART III
Item 10.     Directors and Executive Officers of the Registrant ........................    30
Item 11.     Executive Compensation ....................................................    32
Item 12.     Security Ownership of Certain Beneficial Owners and Management ............    35
Item 13.     Certain Relationships and Related Transactions ............................    35

                                          PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........    36

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

                               1998                      1997                      1996
                      -----------------------   -----------------------   -----------------------
                         AMOUNT         %          AMOUNT         %          AMOUNT         %
                      -----------   ---------   -----------   ---------   -----------   ---------
Colombia ..........    $  29,000         27      $  52,996         33      $  28,421         26
Venezuela .........       18,120         17         12,099          8          1,922          2
Paraguay ..........       15,728         14         28,486         18         22,552         21
Ecuador ...........        8,015          7         12,401          8         10,816         10
Others ............       38,067         35         52,841         33         45,035         41
                       ---------        ---      ---------        ---      ---------        ---
  Total ...........    $ 108,930        100%     $ 158,823        100%     $ 108,746        100%
                       =========        ===      =========        ===      =========        ===

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

                                        1997                      1998
                               -----------------------   -----------------------
                                  HIGH          LOW         HIGH          LOW
                               ----------   ----------   ----------   ----------
First Quarter 3/31 .........    $  3.81      $  1.81      $  2.19      $  1.06
Second Quarter 6/30 ........       3.13         2.25         1.06         0.63
Third Quarter 9/30 .........       3.13         1.88         0.75         0.25
Fourth Quarter 12/31 .......       2.75         1.88         0.31         0.13

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

                                                                             YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------
                                                         1994(1)       1995(1)       1996(1)         1997          1998
                                                       -----------   -----------   -----------   -----------   -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales--continuing operations ...................    $104,322      $ 77,529      $108,746      $158,823      $108,930
Operating income (loss) from
  Continuing operations ............................       1,848          (370)        2,596           929          (810)
Income (loss) from continuing operations ...........       2,073           104         1,930          (933)       (2,944)
Income (loss) from discontinued operations .........        (848)         (385)         (852)       (2,609)           --
Net income (loss) ..................................       1,225          (281)        1,078        (3,541)       (2,944)
PER COMMON SHARE:
Income (loss) from continuing operations ...........    $   0.46      $   0.02      $   0.43         (0.21)     $  (0.65)
Income (loss) from discontinued operations .........       (0.19)        (0.08)        (0.19)        (0.58)           --
                                                        --------      --------      --------      --------      --------
Net income (loss) ..................................    $   0.27      $  (0.06)     $   0.24      $  (0.79)     $  (0.65)
                                                        ========      ========      ========      ========      ========
Weighted average number of
  Common shares outstanding ........................       4,500         4,500         4,500         4,504         4,510
                                                        ========      ========      ========      ========      ========

                                    1994         1995         1996         1997         1998
                                 ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Working capital ..............    $ 7,603      $ 7,414      $ 8,386      $ 3,444      $ 1,609
Total assets .................     33,996       29,336       37,542       56,929       32,631
Short-term debt ..............      7,903        7,728       11,765       29,057       19,524
Long-term debt ...............        574          519          458        1,717        2,732
Shareholders' equity .........      8,940        8,659        9,737        6,208        3,264

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

COMPARISON OF YEARS ENDED DECEMBER 31,1998 AND 1997

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE
                                                                   -----
Independent Auditors' Report ...................................     12
Consolidated Balance Sheets
  As of December 31, 1998 and 1997 .............................     13
Consolidated Statements of Operations
  For the Years Ended December 31, 1998, 1997 and 1996 .........     14
Consolidated Statements of Shareholders' Equity
  For the Years Ended December 31, 1998, 1997 and 1996 .........     15
Consolidated Statements of Cash Flows
  For the Years Ended December 31, 1998, 1997 and 1996 .........     16
Notes to Consolidated Financial Statements .....................     17

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

                                        /s/ McClain & Company, L.C.

April 13, 1999

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           (STATED IN U.S. DOLLARS)

                                                                                   DECEMBER 31,
                                                                         ---------------------------------
                                                                               1998              1997
                                                                         ---------------   ---------------
                             ASSETS
Current assets:
  Cash and cash equivalents ..........................................    $  1,253,073      $  1,280,887
  Trade accounts receivables, net ....................................      19,268,099        31,510,345
  Due from directors, officers and employees, net ....................         347,044           179,162
  Inventories ........................................................       2,218,369         9,176,952
  Prepaid expenses and other current assets ..........................         664,429         1,465,637
  Restricted cash ....................................................       4,491,914         8,834,319
                                                                          ------------      ------------
    Total current assets .............................................      28,242,928        52,447,302
Property and equipment, net ..........................................       4,295,643         4,432,704
Other assets .........................................................          92,281            48,616
                                                                          ------------      ------------
    Total assets .....................................................    $ 32,630,852      $ 56,928,622
                                                                          ============      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes and acceptances payable ......................................    $ 19,079,097      $ 28,842,438
  Current portion of long-term debt ..................................         444,701           214,537
  Accounts payable ...................................................       6,453,328        18,252,706
  Accrued expenses and other current liabilities .....................         657,138         1,693,543
                                                                          ------------      ------------
    Total current liabilities ........................................      26,634,264        49,003,224
Long-term debt .......................................................       2,732,386         1,717,361
    Total liabilities ................................................      29,366,650        50,720,585
                                                                          ------------      ------------
Commitments and contingencies (Notes 14 and 15)
Shareholders' equity:
  Common stock, no par value, 15,000,000 shares authorized;
    issued and outstanding 4,510,000 shares in 1998 and 1997 .........      12,954,723        12,954,723
  Accumulated deficit ................................................      (9,690,521)       (6,746,686)
                                                                          ------------      ------------
    Total shareholders' equity .......................................       3,264,202         6,208,037
                                                                          ------------      ------------
    Total liabilities and shareholders' equity .......................    $ 32,630,852      $ 56,928,622
                                                                          ============      ============

          See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS (STATED IN U.S. DOLLARS)

                                                                       YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------
                                                                1998              1997              1996
                                                          ---------------   ---------------   ---------------
Net sales .............................................    $108,930,340      $158,822,628      $108,746,024
Cost of sales .........................................     101,836,237       147,921,363       100,175,931
                                                           ------------      ------------      ------------
  Gross profit ........................................       7,094,103        10,901,265         8,570,093
Selling, general and administrative expenses ..........       7,904,052         9,971,888         5,973,991
                                                           ------------      ------------      ------------
Operating (loss) income ...............................        (809,949)          929,377         2,596,102
Other income (expenses):
  Interest income .....................................         495,540           454,102           337,246
  Interest expense ....................................      (2,905,694)       (2,235,660)       (1,148,697)
  Litigation expense ..................................              --          (255,000)               --
  Other ...............................................         276,268           174,509           281,667
                                                           ------------      ------------      ------------
(Loss) income from continuing operations
  before income taxes .................................      (2,943,835)         (932,672)        2,066,318
Provision for income taxes ............................              --                --          (136,490)
                                                           ------------      ------------      ------------
(Loss) income from continuing operations ..............      (2,943,835)         (932,672)        1,929,828
                                                           ------------      ------------      ------------
Discontinued operations:
  Loss from discontinued operations,
    net of income taxes ...............................              --          (733,938)         (852,174)
  Loss on disposal, including $687,106 for
    operating losses during the phase out period,
    net of income taxes ...............................      (1,874,786)               --                --
                                                                     --        (2,608,724)         (852,174)
Net (loss) income .....................................    $ (2,943,835)     $ (3,541,396)     $  1,077,654
                                                           ============      ============      ============
Earnings per common share--basic and
  assuming dilution--
  (Loss) income from continuing operations ............    $      (0.65)     $      (0.21)     $       0.43
  Loss from discontinued operations ...................              --             (0.58)            (0.19)
                                                           ------------      ------------      ------------
  Net (loss) income ...................................    $      (0.65)     $      (0.79)     $       0.24
                                                           ============      ============      ============
Weighted average number of common shares
  outstanding--basic ..................................       4,510,000         4,503,644         4,500,000
Dilutive effect of stock options and warrants .........              --                --            21,688
                                                           ------------      ------------      ------------
Weighted average number of common shares
  outstanding--assuming dilution ......................       4,510,000         4,503,644         4,521,688
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

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                           (STATED IN U.S. DOLLARS)

                                         NUMBER OF
                                           SHARES                                               TOTAL
                                         ISSUED AND        COMMON          ACCUMULATED      SHAREHOLDERS'
                                        OUTSTANDING         STOCK            DEFICIT           EQUITY
                                       -------------   --------------   ----------------   --------------
Balance, January 1, 1995 ...........     4,500,000      $12,941,910       $ (4,282,944)     $  8,658,966
  Net income .......................            --               --          1,077,654         1,077,654
                                         ---------      -----------       ------------      ------------
Balance, December 31, 1996 .........     4,500,000       12,941,910         (3,205,290)        9,736,620
  Stock options exercised ..........        10,000           12,813                 --            12,813
  Net loss .........................            --               --         (3,541,396)       (3,541,396)
                                         ---------      -----------       ------------      ------------
Balance, December 31, 1997 .........     4,510,000       12,954,723         (6,746,686)        6,208,037
  Net loss .........................            --               --         (2,943,835)       (2,943,835)
Balance, December 31, 1998 .........     4,510,000      $12,954,723       $ (9,690,521)     $  3,264,202
                                         =========      ===========       ============      ============

          See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (STATED IN U.S. DOLLARS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------------------
                                                                                 1998               1997               1996
                                                                           ----------------   ----------------   ---------------
Cash flows from operating activities:
 Net income (loss) .....................................................    $  (2,943,835)     $  (3,541,396)     $  1,077,654
 Adjustments to reconcile net (loss) income to net cash provided by
   (used in) operating activities:
  Depreciation and amortization ........................................          262,709            262,390           187,611
  Provision for doubtful accounts ......................................        3,326,551          2,646,509           901,950
  Loss on abandonment ..................................................           50,886                 --                --
  Provision for inventory write-down ...................................               --             12,189           166,652
  Loss on sale of fixed assets, net ....................................               --              1,830             8,113
  Loss on disposal of discontinued operations ..........................               --          1,874,786                --
  Changes in operating assets and liabilities:
   Decrease (increase) in trade accounts receivable ....................        8,915,695        (15,962,811)       (5,599,150)
   Decrease (increase) in due from affiliates, net .....................            9,686                 --
   Increase in due from directors, officers and employees, net .........         (167,882)           (69,810)          (60,885)
   Decrease (increase) in inventories ..................................        6,958,583            737,357        (4,410,741)
   Decrease (increase) in prepaid expenses and other assets ............          757,543           (332,886)         (240,398)
   (Decrease) increase in accounts payable .............................      (11,799,378)         3,450,059         3,026,862
   (Decrease) increase in accrued expenses and other
     current liabilities ...............................................       (1,044,233)         1,016,007            77,770
   Net changes in discontinued operations ..............................               --         (1,976,643)          355,455
                                                                            -------------      -------------      ------------
    Net cash provided by (used in) operating activities ................        4,316,639        (11,872,733)       (4,509,107)
                                                                            -------------      -------------      ------------
Cash flows from investing activities:
 Net decrease (increase) in restricted cash ............................        4,342,405         (2,751,395)         (951,521)
 Purchases of property and equipment ...................................         (176,534)        (1,487,904)         (308,021)
 Proceeds from sale of property and equipment ..........................               --             17,543            23,450
                                                                            -------------      -------------      ------------
    Net cash provided by (used in) investing activities ................        4,165,871         (4,221,756)       (1,236,092)
                                                                            -------------      -------------      ------------
Cash flows from financing activities:
 (Repayment of) proceeds from notes and acceptances
   payable, net ........................................................    $  (9,755,513)     $  17,138,752      $  3,975,810
 Proceeds from long-term borrowings ....................................        1,450,000            500,000                --
 Repayment of long-term debt ...........................................         (204,811)          (587,608)          (54,525)
 Issuance of common stock ..............................................           12,813                 --                --
                                                                            -------------      -------------      ------------
    Net cash (used in) provided by financing activities ................       (8,510,324)        17,063,957         3,921,285
                                                                            -------------      -------------      ------------
    Net (decrease) increase in cash and cash equivalents ...............          (27,814)           969,468        (1,823,914)
Cash and cash equivalents at beginning of year .........................        1,280,887            311,419         2,135,333
                                                                            -------------      -------------      ------------
Cash and cash equivalents at end of year ...............................    $   1,253,073      $   1,280,887      $    311,419
                                                                            =============      =============      ============
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest ................................    $   2,425,377      $   2,435,047      $  1,429,316
                                                                            =============      =============      ============
 Cash paid during the year for taxes ...................................    $          --      $          --      $    256,263
                                                                            =============      =============      ============
Non-cash investing activities:
 Long-term debt acquired in purchase of warehouse ......................    $          --      $   1,500,000      $         --
                                                                            =============      =============      ============

          See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (STATED IN U.S. DOLLARS)

NOTE 1 ORGANIZATION

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company does not file a consolidated tax return in the United States. The Company's United States subsidiaries file an income tax return for both state and federal taxes. The Company's

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

NOTE 3 DISCONTINUED OPERATIONS

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

Due to the significant contractual obligations existing at the time of approval of the plan to discontinue the subsidiary and due to the nature and conduct of the business, New World Interactive's creditors were advised that New World Interactive was experiencing significant cash flow problems and a deteriorating financial condition and that management had decided to stop the production of any "new"

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 3 DISCONTINUED OPERATIONS--(CONTINUED)

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

The accompanying consolidated statements of operations have been reclassified to report separately the discontinued operations in the prior periods. Selected results of the discontinued operations were as follows:

                                                              1998          1997              1996
                                                             ------   ----------------   -------------
   Net sales .............................................    $--       $  1,909,405      $3,135,047
                                                              ===       ============      ==========
   Gross profit ..........................................    $--       $    214,881      $  860,390
                                                              ===       ============      ==========
   Selling, general and administrative expenses ..........    $--       $    930,564      $1,579,878
                                                              ===       ============      ==========
   Net loss ..............................................    $--       $ (2,608,724)     $ (852,174)
                                                              ===       ============      ==========

In the third quarter of 1998, the Company decided to restructure its operations by closing the facility in the United States and transferring the operations to the Colon Free Zone, Panama facilities.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 4 RESTRICTED CASH

At December 31, 1998 and 1997, certificates of deposit were pledged by the Company with various banks to guarantee the credit lines. The certificates of deposit were placed in various banks in the following locations:

                                   1998            1997
                              -------------   -------------
   United States ..........    $1,378,003      $1,484,319
   Panama .................     3,113,911       7,350,000
                               ----------      ----------
                               $4,491,914      $8,834,319
                               ==========      ==========

The certificates of deposit at December 31, 1998 and 1997 have annual interest rates ranging from 5.2% to 6.6% and 4.9% to 7.8%, respectively.

NOTE 5 INVENTORIES

At December 31, 1998 and 1997, inventories consisted primarily of consumer electronic products at the following locations:

                                                      1998            1997
                                                 -------------   -------------
   Colon Panama Free Zone warehouse ..........    $2,273,084      $7,343,318
   U.S. warehouses ...........................            --         830,717
   In transit ................................            --       1,091,712
                                                  ----------      ----------
                                                   2,273,084       9,265,747
   Reserve for obsolescence ..................       (54,715)        (88,795)
                                                  ----------      ----------
                                                  $2,218,369      $9,176,952
                                                  ==========      ==========

NOTE 6 PROPERTY AND EQUIPMENT

At December 31, 1998 and 1997, property and equipment consists of the following:

                                                                     1998              1997
                                                               ---------------   ---------------
   Buildings ...............................................    $  3,950,408      $  3,796,730
   Furniture and office equipment ..........................       1,014,103           977,765
   Transportation equipment ................................         319,863           355,847
   Leasehold improvements ..................................              --            87,109
   Machinery and equipment .................................         237,195           251,957
                                                                ------------      ------------
                                                                   5,521,569         5,469,408
   Less accumulated depreciation and amortization ..........      (1,225,926)       (1,036,704)
                                                                ------------      ------------
                                                                $  4,295,643      $  4,432,704
                                                                ============      ============

During 1997, the Company purchased a warehouse in the Panama Colon Free Zone for $1,700,000 and transferred its warehousing operations from two leased warehouses. In addition, the construction of the Company's office and showroom in the Panama Colon Free Zone was completed in December 1997 at costs totaling approximately $1,100,000.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 7 CONCENTRATION OF CREDIT RISK

The Company's sales were made to customers located in, or for distribution in, the following countries:

                                                   1998             1997             1996
                                              --------------   --------------   --------------
   Colombia ...............................   $ 29,000,026     $ 52,995,593     $ 28,420,660
   Paraguay ...............................     15,727,964       28,486,493       22,551,519
   United States ..........................     11,883,274       15,691,848       11,188,364
   Ecuador ................................      8,015,145       12,401,457       10,815,594
   Venezuela ..............................     18,119,708       12,099,287        1,921,862
   Mexico .................................      4,461,177        4,742,561        5,441,236
   Peru ...................................        812,023        4,458,382        2,553,372
   Brazil .................................        512,299        3,831,209        6,264,275
   All other countries
    (primarily in Latin America) ..........     20,398,724       24,115,798       19,589,142
                                              ------------     ------------     ------------
                                              $108,930,340     $158,822,628     $108,746,024
                                              ============     ============     ============

A summary of accounts receivable by country of distribution is as follows:

                                                                       1998             1997
                                                                 ---------------   --------------
   Paraguay ..................................................    $  3,919,770      $ 10,186,458
   Colombia ..................................................       7,520,378         9,849,299
   Venezuela .................................................       4,514,485         4,062,259
   Ecuador ...................................................       2,430,869         3,620,585
   Argentina .................................................         891,977         1,005,294
   All other countries (primarily in Latin America) ..........       6,346,816         7,406,552
                                                                  ------------      ------------
                                                                    25,624,295        36,130,447
   Less allowance for doubtful accounts ......................      (6,356,196)       (4,620,102)
                                                                  ------------      ------------
                                                                  $ 19,268,099      $ 31,510,345
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

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 8 MAJOR SUPPLIERS

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

NOTE 9 GEOGRAPHICAL SEGMENT INFORMATION

Sales originating from Panama, the United States and British Virgin Islands for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                            1998              1997              1996
                                       --------------   ---------------   ---------------
   Panama ..........................   $ 90,391,151      $139,471,528      $103,648,266
   United States ...................     18,439,249        19,220,055         5,052,613
   British Virgin Islands ..........         99,940           131,045            45,145
                                       ------------      ------------      ------------
                                       $108,930,340      $158,822,628      $108,746,024
                                       ============      ============      ============

Identifiable assets by geographical area are as follows:

                                            1998             1997
                                       --------------   --------------
   Panama ..........................    $30,714,394      $52,002,854
   United States ...................      1,783,858        4,685,063
   British Virgin Islands ..........        132,600          240,705
                                        -----------      -----------
                                        $32,630,852      $56,928,622
                                        ===========      ===========

Operating income (loss) from continuing operations by geographical area is as follows:

                                            1998            1997            1996
                                       -------------   -------------   -------------
   Panama ..........................    $  699,225      $2,615,913      $2,953,042
   United States ...................      (557,112)       (802,393)        109,324
   British Virgin Islands ..........      (952,062)       (884,143)       (466,264)
                                        ----------      ----------      ----------
                                        $ (809,949)     $  929,377      $2,596,102
                                        ==========      ==========      ==========

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 9 GEOGRAPHICAL SEGMENT INFORMATION--(CONTINUED)

Income (loss) from continuing operations before income taxes by geographical area is as follows:

                                             1998              1997            1996
                                       ----------------   -------------   -------------
   Panama ..........................     $ (1,247,559)     $  788,760      $2,333,567
   United States ...................         (756,503)       (845,755)         81,795
   British Virgin Islands ..........         (939,773)       (875,677)       (349,044)
                                         ------------      ----------      ----------
                                         $ (2,943,835)     $ (932,672)     $2,066,318
                                         ============      ==========      ==========

NOTE 10 NOTES AND ACCEPTANCES PAYABLE

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

The weighted average interest rates as of December 31, 1998 and 1997 were 9.35% and 9.62%, respectively.

NOTE 11 LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                               1998            1997
                                                                          -------------   -------------
   Note payable, bearing interest at 10%, payable in monthly
    installments in the amount of $12,681, expiring in May 2001,
    collateralized by a first mortgage on the rental building .........    $  327,032      $  438,887

   Note payable, bearing interest at prime (8.5% at December 31, 1998 and 1997) plus 2%, payable in monthly installments in the
    amount of $21,090, with the unpaid balance due in
    December 2002, collateralized by a first mortgage on the
    warehouse .........................................................     1,400,055       1,493,011

   Note payable, bearing interest at prime plus 2%, payable in monthly installments of $17,262, expiring in 2002, collateralized
    by a first mortgage on building ...................................     1,450,000              --
                                                                           ----------      ----------
                                                                            3,177,087       1,931,898
   Less current portion ...............................................       414,701         214,537
                                                                           ----------      ----------
                                                                           $2,732,386      $1,717,361
                                                                           ==========      ==========

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 11 LONG-TERM DEBT--(CONTINUED)

Maturities of long-term debt as follows:

YEAR ENDING DECEMBER 31,
--------------------------
   1999 ..................    $  444,701
   2000 ..................       470,191
   2001 ..................       408,936
   2002 ..................     1,853,259
   2003 ..................            --
   Thereafter ............            --
                              ----------
                              $3,177,087
                              ==========

NOTE 12 INCOME TAXES

The provision for income taxes includes the following components:

                                         1998     1997       1996
                                        ------   ------   ----------
   United States - Federal ..........    $--      $--      $     --
   Panama ...........................     --       --       136,490
                                         ---      ---      --------
                                         $--      $--      $136,490
                                         ===      ===      ========

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 34% in 1998, 1997 and 1996 to income (loss) before income tax expense as a result of the following:

                                                 1998            1997             1996
                                            -------------   --------------   -------------
   Computed "expected" United States tax
    (benefit) expense ...................    $  118,896       $ (317,108)     $  702,548
   Effect of foreign operations .........            --           29,552        (504,700)
   Valuation allowance change ...........      (118,896)         286,282         (75,395)
   Other, net ...........................            --            1,274          14,037
                                             ----------       ----------      ----------
   Provision for income taxes ...........    $       --       $       --      $  136,490
                                             ==========       ==========      ==========

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

The Company's Panamanian subsidiary operates in the Colon Free Zone, Republic of Panama, and sells to customers abroad. Prior to January 1, 1997, companies operating in the Colon Free Zone derived local tax benefits from their foreign sales. These companies enjoyed a special tax rate of 8.5%, as

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 12 INCOME TAXES--(CONTINUED)

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

NOTE 13 STOCK OPTION PLAN AND OTHER

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

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 13 STOCK OPTION PLAN AND OTHER--(CONTINUED)

The following table presents additional information concerning the activity in the stock option plan:

                                                                            WEIGHTED
                                                                           AVERAGE OF
                                                              NUMBER        EXERCISE
                                                            OF OPTIONS       PRICE
                                                           ------------   -----------
   Balance at December 31, 1995 ........................        86,000      $ 3.38
   Options granted .....................................       759,660      $ 1.86
   Options terminated ..................................       (20,000)     $ 2.39
                                                              --------
   Balance at December 31, 1996 ........................       825,660      $ 2.01
   Options granted .....................................        25,000      $ 2.55
   Options exercised ...................................       (10,000)     $ 1.28
   Options terminated ..................................      (135,630)     $ 2.03
                                                              --------
   Balance at December 31, 1997 ........................       705,030      $ 2.04
   Options granted .....................................        20,000      $ 0.22
                                                              --------
   Balance at December 31, 1998 ........................       725,030      $ 1.98
                                                              ========
   Options repriced during 1996 ........................        97,750
                                                              ========
   1996 weighted average fair value of options .........      $    .80
                                                              ========

No options were repriced during 1997.

                                                                                 1998         1997         1996
                                                                              ----------   ----------   ----------
   Weighted average fair value of options granted during the year .........     $ 0.15       $ 1.82       $ 1.63
                                                                                ======       ======       ======

                                                       1998
------------------------------------------------------------------------------------------------------------------
                                              WEIGHTED
                                               AVERAGE
                             NUMBER           REMAINING         WEIGHTED             NUMBER            WEIGHTED
                          OUTSTANDING        CONTRACTUAL         AVERAGE          EXERCISABLE          AVERAGE
   RANGE OF PRICES      AT DECEMBER 31,     LIFE (YEARS)     EXERCISE PRICE     AT DECEMBER 31,     EXERCISE PRICE
--------------------   -----------------   --------------   ----------------   -----------------   ---------------
   $0.22                     20,000        4.76                  $ 0.22                   -              N/A
   $1.25 - $1.88            277,530        6.76                  $ 1.77             277,530            $ 1.77
   $1.94 - $2.56            371,500        7.08                  $ 1.98             364,495            $ 1.98
   $3.50 - $4.13             56,000        4.49                  $ 3.72              56,000            $ 3.72
                            -------                                                 -------
                            725,030                              $ 2.04             698,025
                            =======                                                 =======

As of December 31, 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to disclose proforma net income and earnings per share as if compensation expense relative to the fair value of the options granted had been included in earnings. The fair value of each option grant was estimated using the Black-Scholes

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 13 STOCK OPTION PLAN AND OTHER--(CONTINUED)

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

                                                                    YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                           1998               1997               1996
                                                     ----------------   ----------------   ---------------
   Net (loss) income
     As reported .................................     $ (2,943,835)      $ (3,541,396)      $ 1,077,654
                                                       ============       ============       ===========
     Proforma ....................................     $ (3,032,888)      $ (3,864,939)      $   300,479
                                                       ============       ============       ===========
   Earnings per share--basic and assuming dilution
     As reported .................................     $       (.65)      $       (.79)      $       .24
                                                       ============       ============       ===========
     Proforma ....................................     $       (.67)      $       (.86)      $       .07
                                                       ============       ============       ===========

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

NOTE 14 COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements. The following is a schedule of future rental payments as of December 31, 1998 for operating leases having initial noncancelable lease terms in excess of one year.

YEAR ENDING DECEMBER 31,
--------------------------
   1999 ..................    $ 19,763
   2000 ..................      19,763
   2001 ..................      19,763
   2002 ..................      19,763
   2003 ..................      19,763
   Thereafter ............     224,483
                              --------
                              $323,298
                              ========

As a result of restructuring its operations during 1998, the Company bought out its existing lease contract for an office facility, warehouse and equipment located in the United States for approximately $155,000.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                            (STATED IN U.S. DOLLARS)

NOTE 14 COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

The Company leases its building in Panama City, Panama. Rental income included in other income in the accompanying Consolidated Statements of Operations was $223,110, $174,509, and $164,883 in 1998, 1997, and 1996, respectively. The minimum future rental payments to be received on this noncancelable lease as of December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31,
--------------------------
   1999 ..................    $192,233
   2000 ..................     201,870
   2001 ..................     211,963
   2002 ..................     222,513
   2003 ..................          --
   Thereafter ............          --
                              --------
                              $828,579
                              ========

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

NOTE 15 LEGAL MATTERS

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

                                  SCHEDULE II

                  EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                        BALANCE AT     CHARGED TO                         BALANCE AT
                                         BEGINNING      COSTS AND                            END
DESCRIPTION                               OF YEAR       EXPENSES        DEDUCTIONS         OF YEAR
-------------------------------------- ------------   ------------   ----------------   -------------
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS--

Year ended December 31, 1998 .........  $4,620,102     $3,326,551      $ (1,590,457)     $6,356,196
                                        ==========     ==========      ============      ==========
Year ended December 31, 1997 .........  $2,364,537     $2,646,509      $   (390,944)     $4,620,102
                                        ==========     ==========      ============      ==========
Year ended December 31, 1996 .........  $3,431,510     $  901,950      $ (1,968,923)     $2,364,537
                                        ==========     ==========      ============      ==========

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

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain biographical information concerning the Directors and Executive Officers of the Company as of March 31, 1998 is set forth below. Such information was furnished by them to the Company

EZRA COHEN

Ezra Cohen has been President and Chief Executive Officer of the Company since January 1992. He became Chairman of the Company on April 30, 1996. Mr. Cohen has also been a director and President of Ezcony International Corporation, a subsidiary of the Company, since March 1988. Mr. Cohen was a director and President of Ezcony Trading Corporation, another subsidiary of the Company, from 1982 until March 1988. Mr. Cohen again became President of Ezcony Trading Corporation on April 30, 1996.

MOISES EZRA COHEN

Moises Ezra Cohen was Chairman of the Board of the Company from January 1992 until April 30, 1996, and President of Ezcony Trading Corporation from March 1988 until April 30, 1996. Prior to December 1989, Mr. Cohen was owner and President of Novedades Toby, a group of consumer retail stores in Panama City, Panama.

EZRA HOMSANY GATENO

Ezra Homsany Gateno has been President of J. Maloul e Hijos, a Panamanian distribution company, since January 1998. Ezra Homsany Gateno was Chief Operating Officer and Executive Vice President of the Company from January 1992 until June 1997. Mr. Homsany Gateno was a director and Executive Vice President of Ezcony International Corporation from March 1988 until June 1997. Mr. Homsany Gateno was a director and Vice President of Ezcony Trading Corporation from 1982 until March 1988. Mr. Homsany Gateno was President of New World Interactive, Inc., a subsidiary of the Company, since its inception in December 1993 until June 1997.

ENRIQUE P. LACS

Enrique P. Lacs was General Manager of Ezcony International Corporation from 1990 until January 1995 when he became Vice President of Operations. Mr. Lacs is responsible for the operations of Ezcony International Corporation.

LEONARD J. SOKOLOW

Leonard J. Sokolow has been President of Union Atlantic, L C., a privately-held consulting and merchant banking group, since September 1996, and Chairman of the Board and President of The Americas Growth Fund, Inc., an investment company, from August 1994 until December, 1998. Since August 1993, Mr. Sokolow has been President and Chief Executive Officer of Genesis Partners, Inc., a privately-held corporation that provides domestic and international investment banking and financial advisory services. From May 1988 to July 1993, Mr. Sokolow was employed by Windmere-Durable Holdings, Inc. (a public company engaged in the manufacture and distribution of personal care products and small household appliances) most recently as its Executive Vice President of Operations, Administration and Finance and General Counsel. Mr. Sokolow is a director of Catalina Lighting Inc., a public company engaged in the import and distribution of commercial and residential electrical lighting.

CARLOS N. GALVEZ

Carlos N. Galvez served as Vice President of Finance and Administration of Atlantic Time, S.A., a Nevada corporation and subsidiary of Seiko Corporation of America in Mahwah, NJ. Mr. Galvez was responsible for marketing throughout Latin America from 1978 to 1995. Mr. Galvez joined Ezcony Trading Corporation as Finance Manager in September, 1996 and remains in that post today. He has handled the duties of Acting Chief Financial Officer since the resignation of Ana M. Menendez in September of 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Shares, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater that 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and representations that no other reports were required, the Company believes that for 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AN EXECUTIVE OFFICERS

The following table shows the aggregate compensation paid or earned by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose salary and bonus compensation exceeded $100,000 for services rendered in all capacities during the year ended December 31, 1998.

                          SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                 ANNUAL COMPENSATION                                AWARDS
                                         -----------------------------------                    -------------
                                                                                                  SECURITIES
                                                                                OTHER ANNUAL      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR         SALARY              BONUS         COMPENSATION       OPTIONS        COMPENSATION
-----------------------------   ------   ----------------   ----------------   --------------   -------------   ----------------
Ezra Cohen                      1998        $ 310,000          $       0                  0              0         $  50,252(5)
Chief Executive Officer         1997        $ 180,192          $  87,500(2)               0              0         $  16,320(4)
and President                   1996        $ 156,920          $ 158,779                  0        192,140         $  16,230(4)

Ezra Homsany Gateno             1998        $       0          $       0                  0          5,000         $       0
                                1997        $  67,270(3)       $  39,496(3)               0          5,000         $   1,320(1)
                                1996        $ 134,547          $ 140,294                  0        177,360         $  15,996(4)

David Djemal                    1998        $ 105,000          $       0                  0              0         $  43,227(5)
Vice President of Finance       1997        $  97,863          $  60,000(2)               0              0         $  20,565(4)
and Operations Ezcony           1996        $  66,300          $ 200,290                  0        101,290         $  20,565(4)
Trading Corporation

Daniel Homsany                  1998        $ 105,000          $       0                  0              0         $  43,227(5)
Vice President of
Marketing                       1997        $  91,300          $  75,000(2)               0              0         $  20,565(4)
and Sales Ezcony Trading        1996        $  66,300          $ 200,290                  0        101,290         $  20,565(4)
Corporation

Enrique P. Lacs                 1998        $ 145,000          $       0                  0              0         $   9,726(1)
Vice President of
Operations                      1997        $  96,231          $  45,500(2)               0              0         $   1,020(1)
Ezcony International            1996        $ 117,427          $  21,000                  0         46,950         $     600(1)
Corporation

(1) Premiums on life insurance paid by the Company.

(2) Earned in 1997 and paid during 1998.

(3) See below for payments due under the "Consulting/Non-Compete Agreement" which are not included in the amounts reported hereon.

(4) Includes $15,000 in return for personally guarantying certain loans made to the Company by its lenders and, the balance represents premiums on life insurance policies paid by the Company.

(5) Includes $30,000 in return for personally guaranteeing bank loans and life and health insurance.

Ezra Homsany Gateno served as the Company's Chief Operating Officer and Executive Vice President until his resignation on June 18, 1997. Ezra Homsany Gateno resigned from the Company effective June 30, 1997, pursuant to a Termination Agreement (the "Consulting/Non-Compete Agreement"). Mr. Homsany Gateno continues to serve as a director of the Company and as a non-employee director receives the retainer and meeting fees normally paid to non-employee directors. The terms of the Consulting/Non-Compete Agreement provide for a consulting period beginning July 1, 1997 through December 31, 1999 during which Mr. Homsany Gateno serves as a consultant to the Company in exchange for a total compensation of $375,770 ($114,500 from July 1, 1997 through December 31, 1997, $146,170 from January 1, 1998 through December 31, 1998 and $114,500 from
January 1, 1999 through

December 31, 1999) and for the provision of health insurance benefits through June 30, 1998. The Consulting/Non-Compete Agreement also requires Mr. Homsany Gateno to (I) continue as a guarantor for certain of the Company's existing credit lines, (ii) execute a non-compete and confidentiality agreement covering a period through June 30, 2000, and (iii) fully vests him on his existing options waiving the requirement that he exercise the vested options within ninety days after his termination.

INFORMATION CONCERNING THE BOARD OF DIRECTORS

During 1998, the Board of Directors held four meetings. Each director attended at least 75% of the combined number of meetings of the Board and any committee of which he was a member except David Djemal and Daniel Homsany, who each attended 25% of such meetings.

The Company has an Audit Committee of the Board of Directors, consisting of Michael G. Dowling, (Chairman) and Leonard J. Sokolow. The Audit Committee performs the following functions: review of financial statements, communication with independent accountants, review of the Company's internal accounting controls and recommendations to the Board of Directors as to selection of independent auditors. The Audit Committee did not have any meetings during the 1998 Fiscal Year.

The Company has a Compensation Committee of the Board of Directors, consisting of Leonard J. Sokolow, Chairman of such Committee, and Michael G. Dowling. The duties of the Compensation Committee are as follows: to review and recommend to the Board of Directors the annual salary, bonus and other benefits of all executive officers of the Company and to review and submit to the Board of Directors recommendations concerning compensation, stock plans, and other benefits to Company executives and expense account policies.

The Company has no standing nominating committee or other committee performing a similar function.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

Neither member of the Board's Compensation Committee is now nor have they ever been, an employee of the Company or any of its subsidiaries or has any relationship disclosed under "Certain Transactions" below.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Under rules established by the SEC, the Company is required to provide a report explaining the rationale and considerations that led to fundamental compensation decisions affecting the Company's executive officers during the past fiscal year. The report of the Compensation Committee is set forth below.

The Compensation Committee, which is composed of the Company's two outside directors, has determined that compensation for executive officers should be linked to Company performance and, to a lesser extent, recognize an individual's contribution to a business unit and personal performance for the long-term success of the Company.

In 1997, with the assistance of an outside consulting firm, the Compensation Committee developed a Strategic Compensation Program (the "Program") which established a performance management process linked to the Company's Strategic Plan. The Program is applicable to compensation policies for all executive officers, and there is no differentiation in application among the executive officers named in the compensation table.

The 1998 compensation of the executive officers was established in April, 1998 under the Program, and comprised of a base salary, bonus payout computed on achievement of objective goals and the grant of stock options pursuant to the Company's stock option plan.

The Compensation Committee determined the base salary based upon a number of factors. The most important factor in determining base salary was market comparison of similarly-situated officers in similarly-situated companies based on research and information supplied by the outside consulting firm to the Compensation Committee. Other factors that the Compensation Committee evaluated were the individual officer's contribution to the Company since its inception, as well as the officer's level of base salary in prior years, responsibilities and importance to the Company and accomplishments in relation to objective goals.

While the Compensation Committee reviews each executive officer's performance against objective goals and in light of similarly-situated officers in similarly-situated companies, the review and analysis is somewhat subjective. Also, in connection with these reviews the Compensation Committee and the outside consulting firm considered the input of the Chief Executive Officer as to the performance of each of the other executive officers.

INFORMATION AS TO STOCK OPTIONS

Except for 5,000 shares of non-qualified Common Stock options granted to Ezra Homsany Gateno at an exercise price of $2.563 and which were exercisable beginning June 2, 1998, and expiring on December 1, 2002, there were no other stock options issued during 1998 to persons listed in the preceeding "Summary Compensation Table"

The Company also maintains the 1992 Stock Option Plan (the "Plan"), which is intended to improve the Company's financial performance by providing long-term incentives to the Company's executive officers. The Company did not grant any stock options under the Plan in 1998.

                 AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth certain information concerning (I) options exercised during 1998 by the Named Executive Officers and (ii) the number and value of unexercised stock options held by the Named Executive Officers as of December 31, 1998, assuming a value per share of Common Stock of $2.00 (the closing sales price for the Common Shares as reported by the NASDAQ National Market). All options are currently exercisable.

                                                                       NUMBER OF SHARES             VALUE OF
                             NUMBER OF SHARES                             UNDERLYING              IN-THE-MONEY
                                ACQUIRED ON                           UNEXERCISED OPTIONS     UNEXERCISED OPTIONS
NAME                             EXERCISE         VALUE REALIZED     AT DECEMBER 31, 1998     AT DECEMBER 31, 1998
-------------------------   ------------------   ----------------   ----------------------   ---------------------
Ezra Cohen ..............                  0            $ 0                192,140                  $ 16,705
David Djemal ............                  0            $ 0                101,290                  $ 14,255
Daniel Homsany ..........                  0            $ 0                101,290                  $ 14,255
Enrique P. Lacs .........                  0            $ 0                 72,950                  $ 10,400

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The following table sets forth, as of May 7, 1999, the beneficial ownership of Common Shares by all current directors of the Company, all persons nominated to become directors, all executive officers named in the "Executive Compensation" section above, and by all directors and executive officers as a group.

NAME                                                       NUMBER OF SHARES     PERCENT OF CLASS
-------------------------------------------------------   ------------------   -----------------
Ezra Cohen ............................................          275,514(1)           6.11%
Moises Ezra Cohen .....................................        1,833,110(2)          40.65%
David Djemal ..........................................          261,900(3)           5.81%
Michael G. Dowling ....................................           15,000(4)              *
Ezra Homsany Gateno ...................................          207,734(5)           4.61%
Daniel Homsany ........................................          261,900(3)           5.81%
Enrique P. Lacs .......................................           74,507(6)           1.66%
Leonard J. Sokolow ....................................           10,000(7)              *
All current directors and executive officers as a group
  (nine persons) ......................................        2,939,665(8)          65.19%

 *  Less than 1%

(1) Includes options to purchase 192,140 shares.

(2) Includes options to purchase 10,000 shares.

(3) Includes options to purchase 101,290 shares.

(4) Includes options to purchase 15,000 shares.

(5) Includes options to purchase 189,360 shares.

(6) Includes options to purchase 72,950 shares.

(7) Includes options to purchase 10,000 shares.

(8) Includes options to purchase 690,030 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

(A) (1) FINANCIAL STATEMENTS

Financial statements of the Company are set forth in Part II, Item 8.

(2) FINANCIAL STATEMENTS SCHEDULE

Schedule II -- Valuation and Qualifying Accounts for the years ended December
           31, 1998, 1997 and 1996 is set forth in Part II, Item 8.

(3) EXHIBITS

                                                                                                     METHOD
EXHIBIT NO.       DESCRIPTION                                                                       OF FILING
---------------   ------------------------------------------------------------------------------   ----------
   3   (a)        Amended and Restated Memorandum of Association and Articles of Association       (2)
                  of the Registrant

   3   (b)        Amendment to Amended and Restated Memorandum of Association and                  (3)
                  Articles of Association

   4   (a)        Form of Warrant Agreement                                                        (1)

   4   (b)        Amendment to Warrant Agreement                                                   (5)

   4   (c)        Second Amendment to Warrant Agreement                                            (6)

  10.1            Amended and Restated Stock Option Plan                                           (6)

  10.2            Retirement Agreement dated February 26, 1996 with Moises Ezra Cohen              (5)

  10.3            "Poliza de Credito" from "Banco Exterior" dated January 27, 1992 (with           (1)
                  accompanying English summary)

  10.4            "Poliza de Credito" from "Banco Exterior" dated September 4, 1991 (with          (1)
                  accompanying English summary)

  10.5            Confidentiality and Non-Competition Agreement of Enrique P. Lacs                 (1)

  10.6            "Permiso de Operacion 179" (with accompanying English summary)                   (1)

  10.7            Lease from Ezcony Trading Corporation to Hooters and Dreams, S.A. dated          (4)
                  March 18, 1994 (with accompanying English summary)

  10.8            Hamilton Bank Security Agreement made by Ezcony Trading Corporation              (5)

  10.9            Loan Contract (Line of Credit) with Banco de Iberoamerica (with English          (5)
                  summary)

  10.10           Addendum dated May 12, 1997 to the Distribution Agreement for Motorola           (7)
                  Cellular Products dated June 17, 1996 by and between King David Com.
                  Exportacao e Importacao Ltda. and Ezcony Interamerica Inc.

  10.11           Termination Agreement dated June 18, 1997 and Confidentiality and                (7)
                  Noncompetition Agreement by and between Ezcony Interamerica Inc. and
                  Subsidiaries and Ezra Homsany

  10.12           "Poliza de Credito" from "Banco Exterior" dated July 8, 1997 (with               (8)
                  accompanying English summary)

  10.13           "Poliza de Credito" from "The Chase Manhattan Bank" dated June 4, 1997 (with     (8)
                  accompanying English summary)

                                                                                                    METHOD
EXHIBIT NO.     DESCRIPTION                                                                        OF FILING
-------------   -------------------------------------------------------------------------------   ----------
10.14           "Poliza de Credito" from "Banco Confederado De America Latina, S.A." dated         (8)
                June 18, 1997 (with accompanying English summary)

10.15           "Poliza de Credito" from "Banco Panamericano, S.A." dated June 17, 1997 (with      (8)
                accompanying English summary)

10.16           Loan Contract (Line of Credit) with Banco de Iberoamerica (with accompanying       (8)
                English summary)

10.17           "Contrato de Compraventa De Acciones" dated September 2, 1997 (with                (8)
                accompanying English summary)

10.18           Contract for purchase of building from COFRISA dated July 28, 1997 (with           (8)
                accompanying English summary)

10.19           Credit Facility with Hamilton Bank dated December 30, 1998                         (8)

16              Accountant's letter                                                                (9)

22              List of subsidiaries                                                               (5)

23              Consent of McClain & Company, L.C.                                                 (8)

27.1            Financial Data Schedule                                                            (8)

99              Accountant's resignation letter                                                   (10)

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

 (4) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1994

 (5) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1995

 (6) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1996

 (7) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended June 30, 1997

 (8) Incorporated by reference to Ezcony's Form 10-K405/A as filed with the Securities and Exchange Commission on April 28, 1998

 (9) Incorporated by reference to Ezcony's Form 8-K/A as filed with the Securities and Exchange Commission on December 18, 1998

(10) Incorporated by reference to Ezcony's Form 8-K as filed with the Securities and Exchange Commission on December 7, 1998

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

                                 EZCONY INTERAMERICA INC.

Date: May 12, 1999
                                 By: /s/ EZRA COHEN
                                     -------------------------------------------
                                         Ezra Cohen
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                               TITLE                        DATE
--------------------------------   --------------------------------------   -------------
 /s/ EZRA COHEN                    Director, Chairman of the Board,         May 12, 1999
--------------------------------   President and Chief Executive Officer
 Ezra Cohen

 /s/ CARLOS N. GALVEZ              Acting Chief Financial Officer           May 12, 1999
--------------------------------     (Principal Financial and
 Carlos N. Galvez                    Accounting Officer)

/s/ MOISES EZRA COHEN              Director                                 May 12, 1999
--------------------------------
 Moises Ezra Cohen

 /s/ MICHAEL DOWLING               Director                                 May 12, 1999
--------------------------------
 Michael Dowling

 /s/ LEONARD J. SOKOLOW            Director                                 May 12, 1999
--------------------------------
 Leonard J. Sokolow

 /s/ EZRA HOMSANY GATENO           Director                                 May 12, 1999
--------------------------------
 Ezra Homsany Gateno

 /s/ ENRIQUE P. LACS               Director                                 May 12, 1999
--------------------------------
 Enrique P. Lacs