Form 10-Q
period 1999-03-31
EZCONY INTERAMERICA INC
filed 1999-05-24
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1999                     COMMISSION FILE NO. 0-20406


                            EZCONY INTERAMERICA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    BRITISH VIRGIN ISLANDS                                NOT APPLICABLE
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

   CRAIGMUIR CHAMBERS, P.O. BOX 71
        ROAD TOWN, TORTOLA                             BRITISH VIRGIN ISLANDS
(Address of Principal Executive Offices)                      (Country)

               Registrant's telephone number, including area code
                             (507) 441-6566 (PANAMA)

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

At May 1, 1999 there were outstanding:

         4,510,000 common shares, no par value

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                               PAGE
                                                                                                               ----

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998.....................................................................3

         Condensed Consolidated Statements of Operations and Accumulated Deficit
         Three Months Ended March 31, 1999 and 1998...............................................................4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1999 and 1998...............................................................5

         Notes to Condensed Consolidated Financial Statements.....................................................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................................................7

                                            PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................................10

Signatures.......................................................................................................11

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  MARCH 31,        DECEMBER 31,
                             ASSETS                                 1999               1998
                                                                 ------------      ------------
Current assets:
     Cash and cash equivalents                                   $    876,939      $  1,253,073
     Trade accounts receivable, net                                15,404,237        19,268,099
     Due from directors, officers and employees, net                  355,535           347,044
     Inventories                                                    3,915,509         2,218,369
     Prepaid expenses and other current assets                        951,006           664,429
     Restricted cash                                                4,498,214         4,491,914
                                                                 ------------      ------------
         Total current assets                                      26,001,440        28,242,928

Property and equipment, net                                         4,283,535         4,295,643
Other assets                                                           75,005            92,281
                                                                 ------------      ------------

         Total assets                                            $ 30,359,980      $ 32,630,852
                                                                 ============      ============



              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                           $    444,701      $    444,701
     Notes and acceptances payable                                 14,549,611        19,079,097
     Accounts payable                                               8,909,005         6,453,328
     Accrued expenses and other current liabilities                   437,925           657,138
                                                                 ------------      ------------

         Total current liabilities                                 24,341,242        26,634,264

Long-term debt                                                      2,677,309         2,732,386
                                                                 ------------      ------------
         Total liabilities                                         27,018,551        29,366,650
                                                                 ------------      ------------

Shareholders' equity:
     Common stock, no par value; $15,000,000 shares                12,954,723        12,954,723
         authorized; 4,510,000 shares issued and outstanding
     Accumulated deficit                                           (9,613,294)       (9,690,521)
                                                                 ------------      ------------
         Total shareholders' equity                                 3,341,429         3,264,202
                                                                 ------------      ------------

         Total liabilities and shareholders' equity              $ 30,359,980      $ 32,630,852
                                                                 ============      ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                            THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------
                                                              1999               1998
                                                           ------------      ------------
Net sales                                                  $ 15,711,922      $ 28,398,521
Cost of sales                                                14,393,721        26,352,595
                                                           ------------      ------------
         Gross profit                                         1,318,201         2,045,926

Selling, general and administrative expenses                    935,540         1,884,755
                                                           ------------      ------------

Operating income                                                382,661           161,171
                                                           ------------      ------------

Other income (expenses):
     Interest income                                             97,515           142,270
     Interest expense                                          (458,837)         (730,965)
     Other                                                       55,888            60,734
                                                           ------------      ------------
                                                               (305,434)         (527,961)
                                                           ------------      ------------

              Net Income or (Loss)                               77,227          (366,790)

Accumulated deficit, beginning of period                     (9,690,521)       (6,746,686)
                                                           ------------      ------------

Accumulated deficit, end of period                         $ (9,613,294)     $ (7,113,476)
                                                           ============      ============

Income per common share - basic and assuming dilution:
     Net Income (loss)                                     $       0.02      $       0.08
                                                           ============      ============


Weighted average number of common shares
     outstanding - basic                                      4,510,000         4,510,000
Dilutive effect of stock options and                                 --                 0
                                                           ------------      ------------
Weighted average number of common shares
     outstanding - assuming dilution                       $  4,510,000      $  4,510,000
                                                           ============      ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          1999             1998
                                                                       -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                                   $    77,227      $  (366,790)
   Reconciliation of net income (loss) to net cash used in
     Operating activities -
     Depreciation and amortization                                          54,446           76,205
     Provision for doubtful accounts                                       157,180           44,409
     Changes in operating assets and liabilities:
       Decrease in trade accounts receivable                             3,706,682        8,534,840
       Increase in due from directors, officers and employees, net         (16,320)         (61,233)
       Increase in inventories                                          (1,697,140)      (6,735,792)
       Increase in prepaid expenses and other current assets              (286,577)        (440,397)
       Decrease (increase) in other assets                                  17,276          (67,039)
       Increase (decrease) in accounts payable                           2,463,507         (975,561)
       Decrease in accrued expenses and other current liabilities         (219,214)        (114,759)
                                                                       -----------      -----------

         Net cash provided by (used in) operating activities             4,257,067         (106,117)
                                                                       -----------      -----------

Cash flows from investing activities:
   Net increase in restricted cash                                          (6,300)        (532,674)
   Purchases of property and equipment                                     (42,338)        (131,927)
                                                                       -----------      -----------
         Net cash used in investing activities                             (48,638)        (664,601)
                                                                       -----------      -----------

Cash flows from financing activities:
   (Repayment of) proceeds from notes and acceptances payable           (4,529,486)         149,521
   Repayment of long-term debt                                             (55,077)         (54,134)
                                                                       -----------      -----------
         Net cash (used in) provided by financing activities            (4,584,563)         (95,387)
                                                                       -----------      -----------

Net decrease in cash and cash equivalents                                 (376,134)        (675,331)

Cash and cash equivalents at beginning of period                         1,253,073        1,280,887
                                                                       -----------      -----------

Cash and cash equivalents at end of period                             $   876,939      $   605,556
                                                                       ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                            $   458,837      $   787,142
                                                                       ===========      ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Ezcony Interamerica Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations. The results of operations or cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K405 for the year ended December 31, 1998.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K405 for the year ended December 31, 1998.

(2)      USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates primarily relate to the determination of the allowance for doubtful accounts and restructuring charges. The Company's accounts receivable are concentrated in Latin America where political and economic changes affect the Company's ability and timing of collections. Additionally, the Company collects certain receivables on a short-term installment basis. Although these estimate are based on management's knowledge of current events and actions that it may undertake in the future, actual results may ultimately differ from these estimates

(3)      RESTRUCTURING CHARGES

In the third quarter of 1998, the Company decided to restructure its operations by closing the facility in the United States and transferring the operations to the Colon Free Zone, Panama, facilities. The Company recorded restructuring charges totaling $250,759 to recognize severance and benefits for employees to be terminated ($45,000), lease obligations ranging from a minimum of $20,800 to a maximum of $137,259, legal fees ($17,500) and a provision for asset impairment ($51,000).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K405 for the year ended December 31, 1998, and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in
Item 1 of this quarterly report on Form 10-Q.

The financial information given below for the three months ended March 31, 1999 and 1998 refers to the continuing operations of the Company and excludes the operations of New World Interactive, which were discontinued in 1997.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NET SALES

Net sales decreased 44.7% to $ 15.7 million for the three months ended March 31, 1999 from $28.4 million for the same period in 1998. The decrease is primarily attributable to the decreased sales in the Company's existing markets and also resulting from the winding up of business in the United States of America. The Company has also reduced its product lines to eliminate slow selling brand names.

GROSS PROFIT

Gross profit decreased 35.6% to $1.3 million for the three months ended March 31, 1999 from $2.0 million for the same period in 1998.

The Company's gross profit margin increased to 8.4% in the three month period ended March 31, 1999 compared to 7.2% in the comparable 1998 period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased to $936,000 for the three months ended March 31, 1999 compared to $1.9 million for the same period in 1998.

The decrease in selling, general, and administrative expenses is primarily attributable to the following: (i) decrease in salaries and commissions (ii) closing of sales offices (iii) implementation of a severe austerity program to reduce operating expenses, and (iv) benefits of the implementation of the restructuring program.

INTEREST

Interest income decreased to $97,515 for the three months ended March 31, 1999 compared to $142,270 for the same period in 1998 due to lower average daily balances of restricted cash in time deposits.

Interest expense decreased to $459,000 for the three months ended March 31, 1999 compared to $731,000 for the same period in 1998, as a result of a programmed reduction of bank credit facilities to conform to the reduced sales volume.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Profit from continuing operations was $77,000 ($0.02 per share) for the three months ended March 31, 1999 compared to loss from continuing operations of $367,000 ($0.08 per share) for the three months ended March 31, 1998. The change was primarily due to a decrease in selling, general and administrative expenses and interest expense, as described above.

LIQUIDITY  AND CAPITAL RESOURCES

The Company has historically, and will continue to, finance its operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds.

The Company generated $4.3 million in cash from operating activities in the three months ended March 31, 1999. This was primarily due to a $3.7 million decrease in trade accounts receivable, $2.5 million increase in accounts payable, which was offset by a $1.7 million increase in inventory.

Cash used in investing activities was $49,000 for the three months ended March 31, 1999 which is attributable to an increase in restricted cash balances of $6,300 and capital expenditures of $42,000.

Cash used by financing activities was $4.5 million in the three months ended March 31, 1999 principally due to repayment of bank notes and acceptances payable.

Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. As the Company expanded sales in existing markets such sales were primarily made on a credit basis as compared to cash basis. Future political and economic changes in the Latin American countries in which the Company sells its products, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its account receivable.

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

At March 31, 1999, the Company had available with six banks an aggregate of $25 million in bank facilities of which $17.7 million was utilized. From time to time, the Company is overdue with various bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowing. All of the Company's lines of credit and credit facilities form its various lenders are "on demand."

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

The Company continues to have a good relationship with its suppliers, Sony and Pioneer. At March 31, 1999, the Company's credit facility with Sony was $4.8 million, which was partially collateralized by $2.4 million in stand-by letters of credit. The Company's credit facility with Pioneer at March 31, 1999, was $6 million which was partially collateralized by $1.9 million in stand-by letters of credit.

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

COUNTRY RISK

The Company does a substantial amount of business in Latin America. There are significant "country risks" which arise in connection with this business, including those associated with the receipt of payment for goods sold. Colombia, which represents a significant market for the Company, is a country for which the United States Government has taken a particular interest in monitoring the flow of funds. Although the Company believes the payments received currently comply with all applicable United States Government regulations and laws, there can be no assurance that forms of payment will not be challenged by the United States Government, or that business done in Colombia by the Company will not be materially affected by this government scrutiny.

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

YEAR 2000 COMPLIANCE

Many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's year 2000 issue is comprised of two areas - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose year 2000 problems could also impact the Company. The Company's year 2000 project is comprised of three phases: assessment of systems and equipment affected by the year 2000 issue; development of strategies to address affected systems and equipment; and remediation of affected systems and equipment. The Company is in the process of completing the assessment phase. In addition, the Company will initiate communications with significant suppliers, including Sony and Pioneer, and customers to determine the extent to which the Company will be affected by third-party year 2000 issues. The cost of the year 2000 initiatives is not expected to be material to the Company's results of operations, financial position or cash flow. Implementation is expected to be completed before September 30, 1999.

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) expansion of the Company's "core" business into new geographic markets and within its current markets; (ii) the general availability of credit from its principal suppliers and banks to the Company, specifically, the continued cooperation of its major suppliers and its banks to provide credit and their forbearance from time to time; (iii) the expansion of available credit through the successful consolidation of the Company's borrowings; (iv) the Company's ability to maintain or increase the profit margins on its sales within markets which it operates in; (v) continued positive economic developments in those foreign countries in which the Company conducts a material amount of business, including Colombia, Paraguay, Ecuador and Venezuela.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibit 27 - Financial Data Schedule

          (b) There were no Form 8-K's filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EZCONY INTERAMERICA INC.

Date: May 24, 1999                          /S/ EZRA COHEN
                                            ------------------------------------
                                            Ezra Cohen, President and
                                            Chief Executive Officer

Date: May 24, 1997                          /S/ CARLOS N. GALVEZ
                                            ------------------------------------
                                            Carlos N. Galvez
                                            Acting Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER        DESCRIPTION
--------------        -----------

     27               Financial Data Schedule