Form 10-Q
period 1999-06-30
EZCONY INTERAMERICA INC
filed 1999-08-16
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1999                      COMMISSION FILE NO. 0-20406

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

At August 1, 1999 there were outstanding:

         4,510,000 common shares, no par value

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

                                                                                  PAGE
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets

        June 30, 1999 and December 31, 1998 ...................................      3

        Condensed Consolidated Statements of Operations and Accumulated Deficit
        Three Months Ended June 30, 1999 and 1998 .............................      4

        Condensed Consolidated Statements of Operations and Accumulated Deficit
        Six Months Ended June 30, 1999 and 1998 ...............................      5

        Condensed Consolidated Statements of Cash Flows

        Six Months Ended June 30, 1999 and 1998 ...............................      6

        Notes to Condensed Consolidated Financial Statements ..................      7

Item 2. Management's Discussion and Analysis of Financial

        Condition and Results of Operations ...................................      8

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings .....................................................     12

Item 4. Submission of Matters to a Vote of Security Holders ...................     12

Item 5. Other Information .....................................................     12

Item 6. Exhibits and Reports on Form 8-K ......................................     12

Signatures ....................................................................     13

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          June 30,         December 31,
                        ASSETS                              1999              1998
                                                        ------------      ------------
Current assets:
    Cash and cash equivalents                           $  1,091,671      $  1,253,073
    Trade accounts receivable, net                        16,536,218        19,268,099
    Due from directors, officers and employees, net          395,573           347,044
    Inventories                                            1,186,447         2,218,369
    Prepaid expenses and other current assets              1,136,131           664,429
    Restricted cash                                        3,984,590         4,491,914
                                                        ------------      ------------
        Total current assets                              24,330,630        28,242,928

Property and equipment, net                                4,240,227         4,295,643
Other assets                                                  77,005            92,281
                                                        ------------      ------------
        Total assets                                    $ 28,647,862      $ 32,630,852
                                                        ============      ============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Current portion of long-term debt                   $    224,490      $    444,701
    Notes and acceptances payable                         13,454,842        19,079,097
    Accounts payable                                       8,340,547         6,453,328
    Accrued expenses and other current liabilities           320,664           657,138
                                                        ------------      ------------
        Total current liabilities                         22,340,543        26,634,264

Long-term debt                                             2,842,490         2,732,386
                                                        ------------      ------------
        Total liabilities                                 25,183,033        29,366,650
                                                        ------------      ------------
Shareholders' equity:

    Common stock, no par value; $15,000,000 shares        12,954,723        12,954,723
        authorized; 4,510,000 shares issued and
        outstanding

    Accumulated deficit                                   (9,489,894)       (9,690,521)
                                                        ------------      ------------
        Total shareholders' equity                         3,464,829         3,264,202
                                                        ------------      ------------
        Total liabilities and shareholders' equity      $ 28,647,862      $ 32,630,852
                                                        ============      ============

  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                             THREE MONTHS ENDED JUNE 30,
                                                           ------------------------------
                                                              1999               1998
                                                           ------------      ------------
Net sales                                                  $ 17,398,793      $ 37,334,463
Cost of sales                                                16,010,778        35,298,919
                                                           ------------      ------------
        Gross profit                                          1,388,015         2,035,544

Selling, general and administrative expenses                    937,446         1,995,158
                                                           ------------      ------------
Operating income                                                450,569            40,386
                                                           ------------      ------------
Other income (expenses):

    Interest income                                              66,749           149,295
    Interest expense                                           (411,577)         (813,846)
    Other                                                        17,659            67,256
                                                           ------------      ------------
                                                               (327,169)         (597,295)
                                                           ------------      ------------
           Net Income or (Loss)                                 123,400          (556,909)

Accumulated deficit, beginning of period                     (9,613,294)       (7,113,476)
                                                           ------------      ------------
Accumulated deficit, end of period                         $ (9,489,894)     $ (7,670,385)
                                                           ============      ============
Income per common share - basic and assuming dilution:

    Net Income (loss)                                      $       0.03      $      (0.12)
                                                           ============      ============
Weighted average number of common shares
    outstanding - basic                                       4,510,000         4,510,000
Dilutive effect of stock options                                     --                 0
                                                           ------------      ------------

Weighted average number of common shares
    outstanding - assuming dilution                        $  4,510,000      $  4,510,000
                                                           ============      ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                             SIX MONTHS ENDED JUNE 30,
                                                           ------------------------------
                                                               1999              1998
                                                           ------------      ------------
Net sales                                                  $ 33,110,715      $ 65,732,984
Cost of sales                                                30,404,499        61,651,514
                                                           ------------      ------------
        Gross profit                                          2,706,216         4,081,470

Selling, general and administrative expenses                  1,872,986         3,879,913
                                                           ------------      ------------
Operating income                                                833,230           201,557
                                                           ------------      ------------
Other income (expenses):

    Interest income                                             164,264           291,565
    Interest expense                                           (870,414)       (1,544,811)
    Other                                                        73,547           127,990
                                                           ------------      ------------
                                                               (632,603)       (1,125,256)
                                                           ------------      ------------
           Net Income or (Loss)                                 200,627          (923,699)

Accumulated deficit, beginning of period                     (9,690,521)       (6,746,686)
                                                           ------------      ------------
Accumulated deficit, end of period                         $ (9,489,894)     $ (7,670,385)
                                                           ============      ============
Income per common share - basic and assuming dilution:

    Net Income (loss)                                      $       0.05      $      (0.20)
                                                           ============      ============
Weighted average number of common shares
    outstanding - basic                                       4,510,000         4,510,000
Dilutive effect of stock options                                     --                 0
                                                           ------------      ------------
Weighted average number of common shares
    outstanding - assuming dilution                        $  4,510,000      $  4,510,000
                                                           ============      ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------
                                                                   1999             1998
                                                                -----------      -----------
Cash flows from operating activities:
  Net income (loss)                                             $   200,627      $  (923,699)
  Reconciliation of net income (loss) to net cash used in
    Operating activities -

    Depreciation and amortization                                   107,603          145,049
    Provision for doubtful accounts                                 300,876          611,043
       Loss on sale of equipment                                         --            1,734
       Loss on disposal of discontinued operations                       --               --
    Changes in operating assets and liabilities:

      Decrease in trade accounts receivable                       2,431,004        3,362,501
      Increase in due from directors, officers and
        employees, net                                              (60,373)        (101,011)

      Decrease (increase) in inventories                          1,031,922       (2,569,980)
      Decrease (increase) in prepaid expenses
        and other current assets                                   (467,684)         501,046
      Decrease (increase) in other assets                            15,275         (112,206)
      Increase (decrease) in accounts payable                     1,887,219          740,896
      Decrease in accrued expenses and other current
        liabilities                                                (328,646)        (266,934)
                                                                -----------      -----------
        Net cash provided by operating activities                 5,117,823        1,388,439
                                                                -----------      -----------
Cash flows from investing activities:

  Net decrease in restricted cash                                   507,324        1,728,965
  Purchases of property and equipment                               (52,187)        (165,771)
    Proceeds from sale of equipment                                      --            6,750
                                                                -----------      -----------
        Net cash provided by investing activities                   455,137        1,569,944
                                                                -----------      -----------
Cash flows from financing activities:

  (Repayment of) proceeds from notes and acceptances
     payable                                                     (5,624,255)      (2,705,172)

  Repayment of long-term debt                                      (110,107)        (102,172)
                                                                -----------      -----------
        Net cash used in financing activities                    (5,734,362)      (2,807,344)
                                                                -----------      -----------


Net (decrease) increase in cash and cash equivalents               (161,402)         151,039

Cash and cash equivalents at beginning of period                  1,253,073        1,280,887
                                                                -----------      -----------
Cash and cash equivalents at end of period                      $ 1,091,671      $ 1,431,926
                                                                ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                      $   870,414      $ 1,424,172
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included int he Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(3)     DISCONTINUED OPERATIONS

In the third quarter of 1998, the Company decided to restructure its operations by closing the facility in the United States and transferring the operations to the Colon Free Zone, Panama, facilities. The Company recorded restructuring charges totaling $250,759 to recognize severance and benefits to employees to be terminated ($45,000), lease obligations ranging from a minimum of $20,800 to a maximum of $137,259, legal fees ($17,500), and a provision for asset impairment ($51,000).

(4)     EARNINGS PER COMMON SHARE

Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the three and six months ended June 30, 1998, the effect of stock options and warrants were not included in the computation because such inclusion would have been antidilutive. Options and warrants to purchase 725,030 shares of common stock at prices ranging from $0.22
- $4.13 per share were outstanding during the three and six months ended June 30, 1999, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

(5)     INCOME TAXES

Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are tax exempt. Therefore, the Company did not record any provision for income taxes for its operations in Panama.

For the three and six month provided ending June 30, 1998, the Company did not record a provision for income taxes for its operations in the United States of America due to the taxable loss recognized for the period. The Company was not operating in the United States in 1999; accordingly no provision for income taxes was made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

NET SALES

Net sales decreased 53.4% to $17.4 million for the three months ended June 30, 1999 from $37.3 million for the same period in 1998. The decrease is primarily attributable to the decreased sales in the Company's existing markets and also resulting from the turmoil in the economies of Latin America, first with Brazil, then Ecuador and the political problems in Venezuela and Colombia. The Company has also reduced its product lines to eliminate slow selling brand names.

GROSS PROFIT

Gross profit decreased 31.8% from $2.0 million for the three months ended June 30, 1998 to $1.4 million for the same period in 1999.

The Company's gross profit margin increased to 8.0% in the three month period ended June 30, 1999 compared to 5.5% in the comparable 1998 period. The increase is primarily attributable to selective sales of merchandise resulting in better margins and the rejection of orders coming at lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $937,446 for the three months ended June 30, 1999, compared to $2.0 million for the same period in 1998. The decrease in selling, general and administrative expenses is primarily attributable to the following: (i) decrease in salaries and commissions, (ii) closing of sales offices (iii) implementation of a severe austerity program to reduce operating expenses and (iv) benefits of the implementation of the restructuring program.

INTEREST

Interest income decreased to $66,749 for the three months ended June 30, 1999 compared to $149,295 for the same period in 1998 due to lower average daily balances of restricted cash in time deposits.

Interest expense decreased to $411,577 for the three months ended June 30,1999 compared to $813,846 for the same period in 1998 as a result of the reduction of bank credit lines.

PROFIT FROM CONTINUING OPERATIONS

Profit from continuing operations was $123,400 ($0.03 per share) for the three months ended June 30, 1999, compared to loss from continuing of ($556,909) ($0.12 per share) for the three months ended June 30, 1998. The change was primarily due to a decrease in selling, general and administrative expenses and interest expenses, and better sales margins obtained.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NET SALES

Total net sales decreased 49.6% to $33.1 million for the six months ended June 30, 1999, from $65.7 million for the same period in 1998. The decrease is primarily attributable to the decreased sales in the Company's existing markets and also resulting from the turmoil in the economies of Latin America, first with Brazil, then Ecuador and the political problems in Venezuela and Colombia. The Company has also reduced its product lines to eliminate slow selling brand names and has implemented a customer and margin selective sales program.

GROSS PROFIT

Gross profit decreased 33.7% to $2.7 million for the six months ended June 30, 1999 from $4.1 million for the same period in 1998.

The Company's gross profit margin increased to 8.2% in the six months period ended June 30, 1999 compared to 6.2% in the comparable 1998 period. The increase is primarily attributable to a margin selective sales program in effect.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $2.0 million or 51.7% to $1.9 million for the six months ended June 30, 1999, compared to $3.9 million for the same period in 1998.

The decrease in selling, general and administrative expenses is primarily attributable to the following: (i) decrease in salaries and commissions, (ii) implementation of a severe austerity program to reduce operating expenses, (iii) closing of sales offices, and (iv) benefits of the implementation of the restructuring program.

Major savings were obtained in the following captions: Salaries and bonuses $719,001 (59%), commissions $153,787 (57.3%), utilities and telephones $96,797
(42.9%), rental $48,396 (80.6%), office expenses $199,285 (68.8%), travel expenses $77,390 (34.8%).

INTEREST

Interest income decreased to $164,264 for the six months ended June 30, 1999 compared to $291,565 for the same period in 1998 due to lower average daily balances of restricted cash in time deposits.

Interest expense decreased to $870,414 for the six months ended June 30, 1999 compared to $1.5 million for the same period in 1998 as a result of a programmed reduction of bank credit facilities to conform to the reduced sales volume.

PROFIT FROM CONTINUING OPERATIONS

Profit from continuing operations was $200,627 ($0.05 per share) for the six months ended June 30, 1999, compared to loss from continuing operations of $923,699 ($0.20 per share) for the six months ended June 30, 1998. The change was primarily due to the decrease of operating expenses and selective sales to obtain better sales margins.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically, and will continue to finance its operations through short-term bank borrowing, trade credit and, to a lesser extent, internally generated funds.

The Company generated $5.1 million in cash from operating activities for the six months ended June 30, 1999. This was primarily due to a decrease of $2.4 million in accounts receivable, $1.9 million increase in accounts payable and $1.0 decrease in inventory.

Cash provided by investing activities was $0.5 million for the six months ended June 30, 1999, attributable to a decrease in restricted cash balances of $0.5 million resulting from decrease in bank credit lines.

Cash used in financing activities was $5.7 million for the six months ended June 30, 1999 principally due to repayments of bank borrowing resulting from the decrease in bank credit lines.

Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. Sales in existing markets are primarily made on a credit basis as compared to cash basis. Future political and economic changes in the Latin American countries in which the Company sells, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its accounts receivable. Due to the decline in the economies in which we operate, we have seen a delay in the collection of accounts receivable.

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

At June 30, 1999 the Company had available with five banks an aggregate of $21 million in bank facilities of which $20.7 million was utilized. All of the Company's lines of credit and credit facilities from its various lenders are "on demand".

The Company intends to consolidate its borrowings with its existing creditors in an effort to obtain lower interest rates and reduce inventory carrying costs by factoring its trade accounts receivables which would also limit the Company's exposure to credit, political and transfer risk. There can be no assurances that the Company will be able to finance its trade accounts receivable.

The Company continues to have good relationships with its principal suppliers, Sony and Pioneer. At June 30, 1999, the Company's credit facility with Sony was $2.8 million, which was partially collateralized by $1.4 million in stand-by letters of credit. The Company's credit facility with Pioneer at June 30, 1999 was $4.0 million which was partially collateralized by $1.7 million in stand-by letters of credit. Overall credit facilities from suppliers was $7.2 million at June 30, 1999.

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

YEAR 2000 COMPLIANCE

Many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has converted the programs and hardware systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations, financial position or cash flows. Implementation is expected to be completed before September 1, 1999.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is currently not a party to any material litigation which is not incidental to the ordinary course of its business and operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders' meeting on June 8, 1999. At such meeting the shareholders:

        (i) elected six members to the Board of Directors as follows:

Ezra Cohen
Moises Ezra Cohen
Ezra Homsany Gateno
Enrique P. Lacs
Leonard J. Sokolow
Carlos N. Galvez

        (ii) ratified the appointment of McClain & Company as the Company's independent public accountants

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     List of Exhibits

           (27)      Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EZCONY INTERAMERICA INC.

Date: August 16, 1999                         /S/EZRA COHEN
                                              ---------------------
                                              Ezra Cohen, President and
                                              Chief Executive Officer

Date: August 16, 1999                         /S/CARLOS N. GALVEZ
                                              ---------------------
                                              Carlos N. Galvez
                                              Acting Chief Financial Officer

                                  EXHIBIT INDEX


        EXHIBIT NUMBER              EXHIBIT
        --------------              -------

             27                      Financial Data Schedule.