Form 10-Q
period 1999-09-30
EZCONY INTERAMERICA INC
filed 1999-11-15
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30,1999          COMMISSION FILE NO.0-20406

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

At November  1, 1999 there were outstanding:
             4,510,000 common shares, no par value

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION
                                                                          PAGE
Item 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets

        September 30, 1999 and December 31, 1998........................   3
        Condensed Consolidated Statements of Operations
        and Accumulated Deficit
        Three Months Ended September 30, 1999 and 1998..................   4

        Condensed Consolidated Statements of Operations and Accumulated Deficit

        Nine Months Ended September 30, 1999 and 1998....................  5

        Condensed Consolidated Statements of Cash Flows

        Nine Months Ended September 30, 1999 and 1998...................   6

        Notes to Condensed Consolidated Financial Statements.............. 7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS............................... 8

                          PART II - OTHER INFORMATION

Item 3.  Legal Proceedings................................................ 12

Item 4.  Submission of Matters to a Vote of Security Holders.............. 12

Item 5.  Other Information................................................ 12

Item 6. Exhibits and Reports on Form 8-K.................................. 13

Signatures ............................................................... 14

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                        September 30,     DECEMBER 31,
                                                           1999              1998
                                                        ------------      ------------
                      ASSETS
Current assets:
   Cash and cash equivalents                            $    407,575      $  1,253,073
   Trade accounts receivable, net                         19,131,005        19,268,099
   Due from directors, officers and employees, net           477,014           347,044
   Inventories                                             1,661,345         2,218,369
   Prepaid expenses and other current assets               1,255,480           664,429
   Restricted cash                                         4,160,633         4,491,914
                                                        ------------      ------------
           Total current assets                           27,093,052        28,242,928
Property and equipment, net                                4,196,025         4,295,643
Other assets                                                  77,004            92,281
                                                        ------------      ------------
          Total assets                                  $ 31,366,081      $ 32,630,852
                                                        ============      ============
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Current portion of long-term debt                  $    331,476      $    444,701
     Notes and acceptances payable                        13,636,315        19,079,097
     Accounts payable                                     11,066,978         6,453,328
     Accrued expenses and other current liabilities          113,131           657,138
                                                        ------------      ------------
           Total current liabilities                      25,147,900        26,634,264
Long-term debt                                             2,644,942         2,732,386
                                                        ------------      ------------
           Total liabilities                              27,792,842        29,366,650
                                                        ------------      ------------
Shareholders' equity:

     Common stock, no par value; 15,000,000 shares
       authorized; 4,510,000 shares issued
       and outstanding                                    12,954,723        12,954,723
     Accumulated deficit                                  (9,381,484)       (9,690,521)
                                                        ------------      ------------
           Total shareholders' equity                      3,573,239         3,264,202
                                                        ------------      ------------
        Total liabilities & shareholders'equity         $ 31,366,081      $ 32,630,852
                                                        ============      ============

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Net sales                                                        $ 15,756,239      $ 24,954,125
Cost of sales                                                      14,584,859        23,355,821
                                                                 ------------      ------------
            Gross profit                                            1,171,380         1,598,304
Selling, general and administrative expenses                          871,551         2,934,632
                                                                 ------------      ------------
Operating income (loss)                                               299,829        (1,336,328)
                                                                 ------------      ------------
Other income (expenses):

     Interest income                                                   86,576            93,604
     Interest expense                                                (421,726)         (767,279)
     Other                                                            143,731             5,802
                                                                 ------------      ------------
                                                                     (191,419)         (667,873)
                                                                 ------------      ------------
 Income (Loss) from continuing operations                             108,410        (2,004,201)
                                                                 ------------      ------------
       NET INCOME (loss)                                              108,410        (2,004,201)

Accumulated deficit, beginning of period                           (9,489,894)       (7,670,385)
                                                                 ------------      ------------
Accumulated deficit, end of period                                 (9,381,484)     $ (9,674,586)
                                                                 ============      ============
Income (Loss)per common share - basic and assuming dilution:

     Income (Loss) from continuing operations                    $       0.02      $      (0.44)
     Loss from discontinued operations                                     --                --
                                                                 ------------      ------------
     Net Income (loss)                                           $       0.02      $      (0.44)
                                                                 ============      ============
Weighted average number of common shares
  outstanding - basic and assuming dilution                         4,510,000         4,510,000
                                                                 ============      ============

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------
                                                                      1999              1998
                                                                  ------------      ------------
Net sales                                                         $ 48,866,954      $ 90,687,109
Cost of sales                                                       44,989,358        85,007,335
                                                                  ------------      ------------
            Gross profit                                             3,877,596         5,679,774

Selling, general & administrative expenses                           2,744,537         6,814,545
                                                                  ------------      ------------
Operating income                                                     1,133,059        (1,134,771)
                                                                  ------------      ------------
Other income (expenses):
     Interest income                                                   250,840           385,169
     Interest expense                                               (1,292,140)       (2,312,090)
     Other                                                             217,278           133,792
                                                                  ------------      ------------
                                                                      (824,022)       (1,793,129)
                                                                  ------------      ------------
Profit (Loss) from continuing operations                               309,037        (2,927,900)
                                                                  ------------      ------------
            NET PROFIT (LOSS)                                          309,037        (2,927,900)

Accumulated deficit, beginning of period                            (9,690,521)       (6,746,686)
                                                                  ------------      ------------
Accumulated deficit, end of period                                  (9,381,484)     $ (9,674,586)
                                                                  ============      ============
Income (Loss) per common share - basic and assuming dilution:

Income (Loss) from continuing operations                                  0.07             (0.65)
                                                                  ------------      ------------
     Net Income (loss)                                            $       0.07      $      (0.65)
                                                                  ============      ============
Weighted average number of common shares
  outstanding - basic & assuming dilution                            4,510,000         4,510,000
                                                                  ============      ============

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------
                                                           1999             1998
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET PROFIT (LOSS )                                   $   309,037      $(2,927,900)
     Reconciliation of net income (loss)
       to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                       160,892          206,561
       Provision for doubtful accounts                     489,283        2,204,223
       Provision for restructuring charges                       0          440,979
       (Gain) on sale of equipment                         (10,750)          (1,332)

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
        (Increase) Decrease  in trade
            accounts receivable                           (352,189)       6,239,887
         Increase in due from directors,
            officers and employees, net                   (129,970)        (101,583)
         Decrease  in inventories                          557,024        3,742,827
        (Increase) Decrease in prepaid
         expenses and other current assets                (591,051)         456,237
         Decrease (Increase) in other assets                15,277          (61,966)
         Increase (decrease) in accounts payable         4,613,650       (5,991,041)
         Decrease in accrued expenses and other
            current liabilities                           (544,007)        (758,248)
                                                       -----------      -----------
   Net cash provided from operations                   $ 4,517,196        3,448,644
                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease  in restricted cash net                        331,281        2,826,858
   Aquisition of equipment                                 (76,304)        (192,910)
   Proceeds from sale of equipment                          25,780           11,750
                                                       -----------      -----------
  Net cash provided by investing activities                280,757        2,645,698
                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) Borrowings of notes and
       acceptances payable, net                         (5,442,782)      (6,091,255)
   Repayment of long-term debt                            (200,669)        (152,782)
                                                       -----------      -----------
   Net cash used in financing activities                (5,643,451)      (6,244,037)
                                                       -----------      -----------
Net(decrease)in cash and cash equivalents                 (845,498)        (149,695)
Cash and cash equivalents at beginning of period         1,253,073        1,280,887
                                                       -----------      -----------
Cash & cash equivalents at end of period               $   407,575      $ 1,131,192
                                                       ===========      ===========
Supplemental disclosures of cash flow information:

Cash paid during the period for interest               $ 1,292,140      $ 2,051,319
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

(3) DISCONTINUED OPERATIONS

In the third quarter of 1998, the Company decided to restructure its operations by closing the facility in the United States and transferring the operations to the Colon Free Zone, Panama, facilities. The Company recorded restructuring charges totalling $250,759 to recognize severance and benefits to employees to be terminated ($45,000), lease obligations ranging from a minimum of $20,800 to a maximum of $137,259, legal fees ($17,500), and a provision for asset impairment ($51,000).

(4) EARNINGS PER COMMON SHARE

Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the three and nine months ended September 30, 1998, the effect of stock options and warrants were not included in the computation because such inclusion would have been antidilutive.

Options and warrants to purchase 725,030 shares of common stock at prices ranging from $0.22 - $4.13 per share were outstanding during the three and nine months ended September 30, 1999, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

(5) INCOME TAXES

Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are tax exempt. Therefore, the Company did not record any provision for income taxes for its operations in Panama. For the three and nine months ended September 30, 1999, the Company did not record a provision for income taxes for its operations in the United States of America due to the taxable loss recognized for the period.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER  30, 1999 AND 1998

NET SALES

Net sales decreased 36.9% to $15.8 million for the three months ended September 30, 1999 from $24.9 miilion for the same period in 1998. The decrease is primarily attributable to the decreased sales in the Company's existing markets and also resulting from the turmoil in the economies of Latin America, first with Brazil, then Ecuador and the political problems in Venezuela and Colombia. The Company has also continued to reduce its product lines to eliminate slow selling brand names and carries on a customer and margin selective sales program.

GROSS PROFIT

Gross profit decreased 26.7% from $1.6 million for the three months ended September 30, 1998 to $1.2 million for the same period in 1999.

The Company's gross profit margin increased to 7.4% in the three month period ended September 30, 1999 compared to 6.4% in the comparable 1998 period. The increase in primarily attributable to selective sales of merchandise with better than historic margins. This has meant that the Company has not accepted orders with lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $871,551 for the three months ended September 30, 1999, compared to $2.9 million for the same period in 1998.

The decrease in selling, general and administrative expenses is primarily attributable to the following: (i) decrease in salaries and commissions, (ii) closing of sales offices (iii) implementation of a severe austerity program to reduce operating expenses and (iv) benefits of the implementation of the restructuring program.

INTEREST

Interest income decreased to $86,576 for the three months ended September 30, 1999 compared to $93,604 for the same period in 1998 due to lower average daily balances of restricted cash in time deposits.

Interest Expense decreased to $421,726 for the three months ended September 30,1999 compared to $767,279 for the same period in 1998 as a result of the reduction of some bank's credit lines.

PROFIT FROM CONTINUING OPERATIONS

Profit from continuing operations was $108,410 ($0.02 per share) for the three months ended September 30, 1999, compared to loss from continuing of ($2,004,201) ($0.44 per share) for the three months ended September 30, 1998. The change was primarily due to a decrease in selling, general and administrative expenses and interest expenses, and better sales margins obtained.

COMPARISON OF NINE  MONTHS ENDED SEPTEMBER  30, 1999 AND 1998

NET SALES

Total net sales decreased 46.1% to $48.9 million for the nine months ended September 30, 1999, from $90.7 million for the same period in 1998. The decrease is primarily attributable to the decreased sales in the Company's existing markets and also resulting from the turmoils in the economies of Latin America, first with Brazil, then Ecuador and the political problems in Venezuela and Colombia. The Company has also reduced its product lines to eliminate slow selling brand names and carries on a customer and margin selective sales program.

GROSS PROFIT

Gross profit decreased 31.7% to $3.9 million for the nine months ended September 30, 1999 from $5.7 million for the same period in 1998.

The Company's gross profit margin increased to 7.9% in the nine months period ended September 30, 1999 compared to 6.3% in the comparable 1998 period.The increase is primarily attributable to a margin selective sales program in effect.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $4.1 million or 59.7% to $2.7 million for the nine months ended September 30, 1999, compared to $6.8 million for the same period in 1998.

The decrease in selling, general and administrative expenses is primarily attributable to the following: (i) decrease in salaries and commissions, (ii) implementation a severe austerity program to reduce operating expenses, (iii) closing of sales offices, (iv) benefits of the implementation of the restructuring program.

Major savings were obtained in the following captions:
Salaries and bonuses $1,023,263 (58.4%), commissions $194,873 (52.3%), utilities and telephones $113,802 (37.0%), rental $72,990 (80.7%), office expenses $377,709 (70.9%), travel expenses $104,279 (35.2%),insurance $130,532 (57.4%), warehousing and container movements $101,101 (286%).

INTEREST

Interest income decreased to $250,840 for the nine months ended September 30, 1999 compared to $385,169 for the same period in 1998 due to lower average daily balances of restricted cash in time deposits.

Interest expense decreased to $1,292,140 for the nine months ended September 30, 1999 compared to $2.3 million for the same period in 1998 as a result of a programmed reduction of bank credit facilities to conform to the reduced sales volume.

PROFIT FROM CONTINUING OPERATIONS

Profit from continuing operations was $309,037 ($0.07 per share) for the nine months ended September 30, 1999, compared to loss from continuing operations of $2,927,900 ($0.65 per share) for the nine months ended September 30, 1998. The change was primarily due to the decrease of operating expenses and selective sales to obtain better sales margins.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically, and will continue to finance its operations through short-term bank borrowing, trade credit and, to a lesser extent, internally generated funds.

The Company generated $4.5 million in cash from operating activities for the nine months ended September 30, 1999. This was primarily due to an increase of $0.4 million in accounts receivable, $4.6 million increase in accounts payable and $0.5 million decrease in inventory.

Cash used by investing activities was $0.3 million for the nine months ended September 30, 1999, attributable to a decrease in restricted cash balances resulting from decrease in bank credit lines.

Cash used in financing activities was $5.6 million for the nine months ended September 30, 1999 principally due to repayments of bank borrowing resulting from the decrease in bank credit lines.

Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. Sales in existing markets are primarily made on a credit basis as compared to cash basis Future political and economic changes in the Latin American countries in which the Company sells, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its accounts receivable. Due to the slow in the economies in which we operate, we have seen a continued delay in payment of accounts receivable.

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

At September 30, 1999 the Company had available with five banks an aggregate of $22 million in bank credit facilities of which $13.7 million was utilized for bank notes and acceptances payable, $2.9 million for mortgages and $ 5.2million for stand-by letters of credit.

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

The Company continues to have good relationships with its principal suppliers, Sony, Pioneer and Samsung.

At September 30, 1999, the Company's credit facility with Sony was $2.4 million, which was partially collateralized by $1.9 million in stand-by letters of credit. The Company's credit facility with Pioneer at September 30, 1999 was $4.0 million which was partially collateralized by $1.7 million in stand-by letters of credit. Credit facilities with Samsung Electronics was $2.6 million partially collateralized by $600,000 in stand-by letters of credit. Overall credit facilities from suppliers was $11.4 million at September 30, 1999, of which $10.8 million was used as at September 30, 1999.

For a variety of political and economic reasons, the import of nonessential items such as consumer electronics has been restricted or prohibited from time to time by many Latin American countries through exchange controls, import quotas and restrictions, tariffs and other means. Accordingly, changes in the trade policies of Latin American countries affect both the market for the Company's products as well as the Company's ability to sell its products. The ability of the Company to have sales growth is greatly dependent on a favorable economic and political climate in the Latin American countries that it is currently operating in, the Company's ability to maintain or increase the profit margins on its sales within the competitive market that it operates in, availability of payment methods to its customers, and, to a lesser extent, product availability.

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

The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations, financial position or cash flows. Complete Implementation is expected before November 30, 1999.

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) the general availability of credit from its principal suppliers and banks to the Company, specifically, the continued cooperation of its major suppliers and its banks to provide credit and, from time to time their forbearance with regard to repayment; (ii) expansion of the Company's "core" business into new geographic markets and within its current markets; (iii) the Company's ability to increase the profit margins on its sales within the competitive market it operates in; (iv) improvement in the economies of those foreign countries in which the Company conducts a material amount of business, including Colombia, Venezuela, Paraguay and Ecuador; and (v) the Company's ability to factor its accounts receivable.

                           PART II - OTHER INFORMATION

Item 3. LEGAL PROCEEDINGS

The Company is currently not a party to any material litigation which is not incidental to the ordinary course of its business operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not have any matters submitted to a vote of security holders during the quarterly period reported in this Form 10-Q.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     List of Exhibits:

          27.  Financial Data Schedule

        (b) No reports on Form 8K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EZCONY INTERAMERICA INC.

Date: November 15, 1999                           BY: /S/ EZRA COHEN
                                                -------------------------
                                                Ezra Cohen, President and
                                                Chief Executive Officer

Date: November 15,1999                            BY: /S/ CARLOS N.GALVEZ

                                                -------------------------
                                                Carlos N. Galvez
                                                Chief Financial Officer

                                  EXHBIT INDEX
EXHIBIT    DESCRIPTION
-------    -----------
  27       FINANCIAL DATA SCHEDULE