Form 10-K405
period 1999-12-31
EZCONY INTERAMERICA INC
filed 2000-04-28
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K 405

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          BRITISH VIRGIN ISLANDS                       NOT APPLICABLE
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

            Craigmiur Chambers                              NONE
               P.O. Box 71                               (Zip Code)
Road Town, Tortola, British Virgin Islands
 (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 29, 2000 was approximately $124,260 based on the $.18 closing sale price for the Common Stock quoted on OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant. The number of shares of Common Stock of the registrant outstanding as of March 29, 2000 was 4,510,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

                            EZCONY INTERAMERICA INC.
                                TABLE OF CONTENTS

                                                                            Page

                        PART I

ITEM 1.     BUSINESS                                                         1
ITEM 2.     PROPERTIES                                                       5
ITEM 3.     LEGAL PROCEEDINGS                                                5
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              5

                        PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK EQUITY AND
            RELATED STOCKHOLDER MATTERS                                      6
ITEM 6.     SELECTED FINANCIAL DATA                                          6
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              7
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      11
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES                             11

                        PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                  12
ITEM 11.    EXECUTIVE COMPENSATION                                           12
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                       12
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   12

                        PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.                                         13

                                     PART I
ITEM 1.     BUSINESS

GENERAL

Ezcony Interamerica Inc. ("Ezcony" or the "Company") is a leading distributor to Latin America of major brand name consumer electronics, including but not limited to, Sony, Pioneer, AIWA, Samsung, Sharp, Daewoo, Brother and Philips. See "Major Brand Name Products."

The Company's consumer electronics products are sold principally to other wholesalers and distributors as well as directly to retail chains. The Company believes that it is one of the largest independent distributors of Sony, AIWA and Pioneer products to Latin America.

MARKET OVERVIEW

Since the Company began operations in 1982, the principal Latin American markets for its products have varied significantly. The largest Latin American markets for the Company's products in 1999 were Venezuela, Colombia, Mexico and Paraguay.

The following table illustrates, for the periods presented, the changes in the principal Latin American markets for the Company's products by sales volume (in thousands) and percentage of total net sales from continuing operations. A portion of the Company's sales were made through distributors and exporters located in the United States, however, this means of distribution has been substantially eliminated as of the end of fiscal 1999.

                          1999                               1998                                1997
                         AMOUNT               %             AMOUNT                %             AMOUNT                %
                        -------              ---           -------               ---           -------               ---
Venezuela               $15,612               25            18,120                17            12,099                 8
Colombia                 12,559               20            29,000                27            52,996                33
Mexico                    5,276                8             4,461                 4             4,743                 3
Paraguay                  3,570                6            15,728                14            28,486                18
Ecuador                     422                1             8,015                 7            12,401                 8
Caribbean                 5,535                9                 0                 0                 0                 0
All Other                19,141               31            33,405                31            48,098                30
                        -------              ---           -------               ---           -------               ---
            Total       $62,115              100           108,930               100           158,823               100
                        =======              ===           =======               ===           =======               ===

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

The Company experienced a loss as a result of a forfeiture dispute that arose with the United States Government over certain structured payments received in mid 1999; the resolution of this matter was "recognized" for financial purposes, in fiscal 1999. The Company has discontinued accepting this form of payment in connection with its Colombian receivables. The Company does not believe that this change in payment policy will materially or adversely affect its business; however, there can be no assurance that other similar forms of payment will not be challenged by the United States Government, or that the business done in Colombia by the Company will not be materially affected by this governmental scrutiny.

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

MAJOR BRAND NAME PRODUCTS

Ezcony distributes a wide range of major brand name consumer electronics, including televisions, video cassette recorders, cellular products, automobile audio equipment, personal portable stereos, home audio equipment, camcorders and appliances. In 1999, sales of Sony, Pioneer, Samsung, Daewoo and AIWA products accounted for approximately 38%, 16%, 13% ,14% and 16%, respectively, of the Company's total net sales.

Ezcony purchases most of its major brand name consumer electronics directly from manufacturers. As is customary with independent distributors of consumer electronics in Latin America, Ezcony has no written distributorship agreement or arrangement with the manufacturer. The Company has a continuing relationship with Sony for over 16 years. The Company has not experienced difficulty in obtaining a satisfactory supply of marketable consumer electronics from Sony, Pioneer, Samsung, and AIWA without having written distributorship or other agreements. From time to time, the Company has purchased major brand name consumer electronics from other sources, including other wholesalers and distributors. The Company has also executed a distribution agreement with Rockford Corporation of Arizona, U.S., to serve as the exclusive and sole distributor of the products manufactured by Rockford within the Latin American market, except Puerto Rico and Venezuela. The distribution agreement, which became effective in 2000, will significantly enhance our sales in the assigned territories.

Most of the purchases of Sony and Pioneer products, are supplied from inventory of these manufacturers located at their respective warehouses in the Colon Panama Free Zone. This method of supply allows the Company to limit the amount of inventory that it must keep on hand which in turn lowers the related inventory holding costs and reduces the lead time on the placement of orders for products. Sony, Pioneer, Daewoo and Samsung extend the Company credit for its purchases; during 1999 AIWA assigned a $1 million credit line guaranteed by a 1 to 1 Stand-by L/C. On December 31, 1999, the Company's trade accounts payable to Sony, Pioneer, Samsung, Daewoo and AIWA were approximately $3.9 million, $1.2 million , $237,190, $ 1.7 million and $623,341 respectively.

Sales of Sony products accounted for approximately 38%, 31% and 33% of the Company's major brand name product sales in 1999, 1998, and 1997, respectively. Sales of Pioneer products accounted for approximately 16%, 30% and 34% of the Company's major brand name products sales in 1999, 1998, and 1997, respectively. Sales of Samsung products represented 13% , 17% and 9% of the Company's major brand name products sales in 1999, 1998 and 1997 and was not part of the Company's major brand name products in 1996. Sales of AIWA products accounted for approximately 16%, 11%, and 12% of the Company's major brand name product sales in 1999, 1998 and 1997, respectively.

DISCONTINUED OPERATIONS

In the third quarter of 1998, the Company decided to restructure its operations by closing the facility in the United States and transferring the operations to the Colon Panama Free Zone facilities. The Company recorded restructuring charges totaling $250,759 to recognize severance and benefits for employees to be terminated ($45,000), lease obligations ranging from a minimum of $20,800 to a maximum of $137,259, legal fees ($17,500) and a provision for asset impairment ($51,000). Benefits of this restructuring were achieved by decreasing the overhead in the Company's general administrative and sales departments by approximately 49% from 1998, attributable to: (i) decrease of salaries and commissions, (ii) closing of sales offices, (iii) implementation of a severe austerity program to reduce operating expenses, and (iv) implementation of a integrated operations program to increase gross profit margins.

EXAMINATION OF NEW OR DIFFERENT TYPES OF BUSINESS

The Company is exploring opportunities in additional and different businesses including technology and Internet related business. Management is of the opinion that the shareholders might be better served if the Company were able to successfully transition into a business with greater growth potential then its current business. Management believes that there will be continued pressure on margins and the ability to achieve profitable operations in its current line of business. Management has sought the guidance from investment bankers and has involved counsel in its review of potential opportunities. The Company's efforts in these new ventures are in the planning stages and no information regarding these activities has been made public.

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

EMPLOYEES

At December 31, 1999, the Company had 50 full-time employees, all in Panama. As of that date, there were no employees in the United States. None of the Company's employees are represented by a labor union and the Company has not experienced any material work stoppages. The Company considers its relations with its employees to be good.

GEOGRAPHICAL SEGMENT INFORMATION

See Notes to the Company's Consolidated Financial Statements, Part II, Item 8, for geographical segment information regarding sales, assets and operating income for 1999, 1998 and 1997.

ITEM 2.     PROPERTIES

In October 1997, the Company transferred its warehousing operations from two leased warehouses to a 106,000 square foot warehouse in the Colon Free Zone. In January 1998, the Company took occupancy of its new 16,140 square feet office and showroom in the Colon Free Zone, which was completed at a cost of approximately $1,235,000. The Company believes that the new warehouse and office and showroom were needed to support the current operations and future growth; these facilities are leased from "La Zona Libre De Colon" a governmental agency which owns the land of the Colon Free Zone. The leases of the real property underlying the warehouse and the office and showroom land expire on July 31, 2014 and October 31, 2016, respectively, and require annual payments of $12,952 and $6,811, respectively. The leases can be renewed for a 20-year renewal term, at the option of the Company at the rental rate and terms which are in effect for the Colon Free Zone at the time of renewal.

ITEM 3.     LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation. The Company believes that presently pending actions will not have a material adverse impact on its financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on "OTC Bulletin Board" under the symbol "EZCOF". The following table sets forth the high and low sales prices for the Common Stock for each quarter during the last two fiscal years as reported by the "OTC Bulletin Board".

                                 1998                      1999
                           HIGH         LOW         HIGH          LOW
                           ----         ---         ----          ---
First Quarter            $  2.19     $  1.06      $  0.19      $  0.06
Second Quarter              1.06        0.63         0.12         0.04
Third Quarter               0.75        0.25         0.14         0.10
Fourth Quarter              0.31        0.13         0.12         0.10

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

There were 73 shareholders of record of the Company's Common Stock on March 28, 2000.

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

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data for each of the years in the five-year period ended December 31, 1999 are derived from the Company's Consolidated Financial Statements which have been prepared in accordance with generally accepted accounting principles in the United States and have been audited by the Company's independent accountants. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II Item 7 of this Form 10-K405/A.

                                                                YEAR ENDED DECEMBER 31, 1999
                                              -----------------------------------------------------------------
                                               1995(1)       1996(1)         1997          1998          1999
                                              ---------     ---------     ---------     ---------     ---------
                                                           (in thousands, except per share data)
INCOME STATEMENT DATA:
Net sales - continuing operations             $  77,529     $ 108,746     $ 158,823     $ 108,930     $  62,114
Operating income (loss) from
            Continuing operations                  (370)        2,596           929          (810)        1,473
Income (loss) from continuing operations            104         1,930          (933)       (2,944)          509
Income (loss) from discontinued operations         (385)         (852)       (2,609)           --            --
Net income (loss)                                  (281)        1,078        (3,541)       (2,944)          509

PER COMMON SHARE:
Income (loss) from continuing operations      $    0.02     $    0.43     $   (0.21)        (0.65)    $    0.11
Income (loss) from discontinued operations        (0.08)        (0.19)        (0.58)           --            --
                                              ---------     ---------     ---------     ---------     ---------
Net income (loss)                             $   (0.06)    $    0.24     $   (0.79)    $   (0.65)    $    0.11
                                              =========     =========     =========     =========     =========
Weighted average number of
            Common shares outstanding             4,500         4,500         4,504         4,510         4,510
                                              =========     =========     =========     =========     =========

                                                 1995          1996          1997          1998          1999
                                              ---------     ---------     ---------     ---------     ---------
BALANCE SHEET DATA:
Working capital                               $   7,414     $   8,386     $   3,444     $   1,609     $   1,414
Total assets                                     29,336        37,542        56,929        32,631        28,173
Short-term debt                                   7,728        11,765        29,057        19,524        13,924
Long-term debt                                      519           458         1,717         2,732         2,397
Shareholders' equity                          $   8,659         9,737         6,208         3,264         3,773

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

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

NET SALES. Net sales decreased 43% to $62 million in 1999 from $109 million in 1998. The decrease is primarily attributable to the decreased sales in the Company's existing markets, as well as the winding up of business in the United States of America. The Company has also reduced its product lines to eliminate low selling brand names. Decreased sales to Columbia ($16.4 million decrease), Paraguay ($12 million decrease), Ecuador ($7.5 million decrease) and various other markets have largely attributed to the overall decrease in net sales.

During 1999, sales of Sony products decreased to $23.7 million or 38% of net sales as compared to 1998 sales of $33.7 million or 31% of net sales. Pioneer sales were $10.1 million in 1999 or 16% of net sales compared to $32.3 million or 30% of net sales in 1998. Samsung represented a new brand name product line for the Company in 1997 and contributed $8.2 million in net sales in 1999 (13.2% of net sales) as compared to $18 million in net sales in 1998 (16.5% of net sales).

GROSS PROFIT. Gross profit decreased 32% to $4.8 million in 1999 from $7.1 million in 1998. The Company's gross profit margin increased to 7.8% in 1999 from 6.5% in 1998. The increase is primarily attributable to selective sales of merchandise with better than historic margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $3.4 million in 1999 versus $7.9 million in 1998. The reduction was principally attributable to (i) decrease in salaries and commissions, (ii) the implementation of a severe austerity program to reduce operating expenses to a minimum, and (iii) benefits of the implementation of a restructuring program.

INTEREST. Interest income decreased from $495,540 in 1998 to $326,460 in 1999 due to lower average daily balances of restricted cash.

Interest expense decreased from $2.9 million in 1998 to $1.7 million in 1999 from borrowings which were a result of decreased sales.

OTHER INCOME. Other income increased to $421,889 in 1999 from $276,268 in 1998. This increase is primarily attributable to the additional rental income derived from partially leasing the warehouse and the yearly increase of rental income from property leased to third parties.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations was $508,759 ($.11 per share) in 1999 compared to a loss from continuing operations of $2.9 million ($.65 per share) in 1998. The change was primarily due to the decrease in the selling, general and administrative expenses along with the increase in other income (expense).

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operation through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds. The Company has decreased its bank borrowings during 1999 due to the decreased sales resulting from deterioration in the economic environment of the foreign countries in which its sells goods.

The Company generated approximately $5.2 million in cash from operating activities in 1999. This was primarily due to a decrease in trade accounts receivables of $4.1 million primarily as a result of reduced sales on credit and an increase in accounts payable of 1.5 million, offset by an increase in accrued expenses of $927,499.

Cash provided for investing activities was approximately $154,659 in 1999 primarily attributable to a net decrease in restricted cash.

Cash used for financing activities was approximately $6 million in 1999 principally due to the repayment of notes and acceptances due banks and long term debt.

The Company receives open account credit from the majority of its principal suppliers in amounts determined by such manufacturers from time to time and are due on terms which range from 30 days to 90 days after receipt of inventory.

The Company continues to have good relationships with its principal suppliers, Sony and Pioneer. At December 31, 1999, the Company's credit facility with Sony was $4.8 million which was partially collateralized by $1.9 million in stand-by letters of credit. The Company's credit facility with Pioneer at December 31, 1999, was $4 million which was partially collateralized by $1.7 million in stand-by letters of credit. From time to time both Sony and Pioneer have allowed the Company to exceed its credit line above its stated amount. At December 31, 1999, the Company's trade payable to Sony and Pioneer was approximately $3.9 million and $1.2 million, respectively.

At December 31, 1999, the Company had outstanding $13.5 million in notes and acceptances principally maturing at varying dates through 2000 at varying interest rates based on LIBOR, IBOR and prime rate ranging from 9.14% to 9.75%.

The Company's short-term borrowings are partially collateralized by approximately $4.3 million of time deposits owned by the Company. None of the Company's lenders is under any obligation to continue to provide credit to the Company under currently existing terms.

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

At December 31, 1999, the Company's working capital decreased to $1.4 million from $1.6 million at December 31, 1998, primarily due to maintaining lower inventories.

At December 31, 1999, the Company had available with 5 banks an aggregate of $20 million in bank facilities of which $19.7 million and $18.7 million respectively, was utilized. From time to time, the Company is overdue with various bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowings. All of the Company's lines of credit and credit facilities from its various lenders are "on demand."

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

ASSET MANAGEMENT

In 1999, the Company's inventory turnover from continuing operations was 25 times compared to 17 times for the year ended December 31, 1998. The generally high rate of inventory turnover benefits the Company by allowing it maximize its sales within its limitations in supplier and bank credit. The Company generally does not maintain significant inventory of its products. At December 31, 1999 inventories were $2.4 million compared to $2.2 million at December 31, 1998, an 8.4% decrease.

At December 31, 1999, trade accounts receivable were $14.7 million compared to $19.3 million at December 31, 1998, a decrease of 24.4 %. At December 31, 1999, the number of days of sales from continuing operations in accounts receivable was 99 days compared to 85 days at December 31, 1998. This increase was principally due to political and economic changes that affected the timing of collections. Future political and economic changes in the Latin American countries in which the Company sells, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its accounts receivable.

The Company grants credit to its customers after considering various factors, including reputation, location, available financial information and the number of years in business. No formal credit reporting is available for Latin American companies. The Company closely monitors credit sales by monitoring each customer's payment history and other relevant information.

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) the successful retrenchment of the Company's operations in Panama; (ii) the general availability of credit from its principal suppliers and banks to the Company to finance its inventory, specifically, the continued cooperation of its major suppliers and its banks to provide credit, and their forbearance from time to time as well as the successful consolidation of the Company's borrowings; (iii) the discontinuation of certain non-profit aspects of its business, e.g., certain products and customers; (iv) the Company's ability to maintain or increase the profit margins on its sales within the highly competitive markets in which it operates; (v) economic developments in those foreign countries in which the Company conducts a material amount of business, including Colombia, Paraguay, Ecuador, and Venezuela, as well as those markets which are the source of competition, e.g., Asia.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

                          EZCONY INTERAMERICA, INC. AND
                                  SUBSIDIARIES

                               ROAD TOWN, TORTOLA

                             BRITISH VIRGIN ISLANDS

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ezcony Interamerica, Inc. and Subsidiaries
British Virgin Islands

We have audited the consolidated balance sheets of Ezcony Interamerica, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, shareholders' equity and cash flows of Ezcony Interamerica, Inc. and Subsidiaries for the year ended December 31, 1997, were audited by other auditors whose report dated March 30, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1999 and 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezcony Interamerica, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

McClain & Company, L.C.

February 21, 2000
Miami, Florida

                        EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                 (STATED IN U.S. DOLLARS)

                                          ASSETS

                                                                     DECEMBER 31,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                             $    660,644      $  1,253,073
    Trade accounts receivables, net                         14,656,363        19,268,099
    Due from directors, officers and employees, net            369,015           347,044
    Inventories                                              2,374,284         2,218,369
    Prepaid expenses and other current assets                1,215,748           664,429
    Restricted cash                                          4,283,039         4,491,914
                                                          ------------      ------------

           Total current assets                             23,559,093        28,242,928

PROPERTY AND EQUIPMENT, NET                                  4,146,435         4,295,643

OTHER ASSETS                                                   468,461            92,281
                                                          ------------      ------------

           Total assets                                   $ 28,173,989      $ 32,630,852
                                                          ============      ============


                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes and acceptances payable                         $ 13,454,687      $ 19,079,097
    Current portion of long-term debt                          612,399           444,701
    Accounts payable                                         7,986,150         6,453,328
    Accrued expenses and other current liabilities              92,100           657,138
                                                          ------------      ------------

           Total current liabilities                        22,145,336        26,634,264

LONG-TERM DEBT                                               2,255,692         2,732,386
                                                          ------------      ------------

           Total liabilities                                24,401,028        29,366,650
                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTES 16 AND 17)

SHAREHOLDERS' EQUITY:
    Common stock, no par value, 15,000,000 shares
        authorized; 4,510,000 shares issued and out-
        standing in 1999 and 1998                           12,954,723        12,954,723
    Accumulated deficit                                     (9,181,762)       (9,690,521)
                                                          ------------      ------------

           Total shareholders' equity                        3,772,961         3,264,202
                                                          ------------      ------------

           Total liabilities and shareholders' equity     $ 28,173,989      $ 32,630,852
                                                          ============      ============


See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                                EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (STATED IN U.S. DOLLARS)

                                                                   YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------
                                                          1999                1998              1997
                                                      -------------      -------------      -------------
NET SALES                                             $  62,114,794      $ 108,930,340      $ 158,822,628

COST OF SALES                                            57,279,674        101,836,237        147,921,363
                                                      -------------      -------------      -------------

         Gross profit                                     4,835,120          7,094,103         10,901,265

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                3,361,310          7,904,052          9,971,888
                                                      -------------      -------------      -------------

         Operating income (loss)                          1,473,810           (809,949)           929,377

OTHER INCOME (EXPENSES)
  Interest income                                           326,460            495,540            454,102
  Interest expense                                       (1,713,400)        (2,905,694)        (2,235,660)
  Litigation expense                                             --                 --           (255,000)
  Other                                                     421,889            276,268            174,509
                                                      -------------      -------------      -------------

         Income (loss) from continuing operations
             before income taxes                            508,759         (2,943,835)          (932,672)

PROVISION FOR INCOME TAXES                                       --                 --                 --
                                                      -------------      -------------      -------------

         Income (loss) from continuing
             operations                                     508,759         (2,943,835)          (932,672)
                                                      -------------      -------------      -------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of
      income taxes                                               --                 --           (733,938)
  Loss on disposal, including $687,106 for
      operating losses during the phase out
      period, net of income taxes                                --                 --         (1,874,786)
                                                      -------------      -------------      -------------
         Loss from discontinued operations                       --                 --         (2,608,724)
                                                      -------------      -------------      -------------

         Net income (loss)                            $     508,759      $  (2,943,835)     $  (3,541,396)
                                                      =============      =============      =============

EARNINGS PER COMMON SHARE-BASIC
  AND ASSUMING DILUTION
      Income (loss) from continuing operations        $         .11      $       (0.65)     $       (0.21)
      Loss from discontinued operations                          --                 --              (0.58)
                                                      -------------      -------------      -------------

         Net income (loss)                            $         .11      $       (0.65)     $       (0.79)
                                                      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING-BASIC                                4,510,000          4,510,000          4,503,644

DILUTIVE EFFECT OF STOCK OPTIONS
  AND WARRANTS                                                   --                 --                 --
                                                      -------------      -------------      -------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING-ASSUMING
  DILUTION                                                4,510,000          4,510,000          4,503,644
                                                      =============      =============      =============

See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                         EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                  (STATED IN U.S. DOLLARS)


                                Number of
                                 Shares                                            Total
                               Issued and        Common        (Accumulated     Shareholders'
                               Outstanding       Stock           Deficit)         Equity
                               -----------     -----------     ------------     -----------
BALANCE, January 1, 1997         4,500,000     $12,941,910     $(3,205,290)     $ 9,736,620

  Stock options exercised           10,000          12,813              --           12,813

      Net loss                          --              --      (3,541,396)      (3,541,396)
                               -----------     -----------     -----------      -----------

BALANCE, December 31, 1997       4,510,000      12,954,723      (6,746,686)       6,208,037

      Net loss                          --              --      (2,943,835)      (2,943,835)
                               -----------     -----------     -----------      -----------

BALANCE, December 31, 1998       4,510,000      12,954,723      (9,690,521)       3,264,202

      Net income                        --              --         508,759          508,759
                               -----------     -----------     -----------      -----------


BALANCE, December 31, 1999       4,510,000     $12,954,723     $(9,181,762)     $ 3,772,961
                               ===========     ===========     ===========      ===========


See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                                  EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (STATED IN U.S. DOLLARS)



                                                                          YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                1999              1998              1997
                                                            ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                       $    508,759      $ (2,943,835)     $ (3,541,396)
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating
        activities:
           Depreciation and amortization                         214,644           262,709           262,390
           Provision for doubtful accounts                       623,980         3,326,551         2,646,509
           Bad debt recoveries                                  (181,000)               --                --
           Loss on abandonment                                        --            50,886                --
           Provision for inventory write-down                         --                --            12,189
           (Gain) loss on sale of fixed assets, net              (11,220)               --             1,830
           Loss on disposal of discontinued
              operations                                              --                --         1,874,786
           Changes in operating assets and liabilities:
              Decrease (increase) in trade accounts
                receivable                                     4,168,756         8,915,695       (15,962,811)
              Decrease in due from affiliates, net                    --                --             9,686
              Increase in due from directors, officers
                and employees, net                               (21,971)         (167,882)          (69,810)
              (Increase) decrease in inventories                (155,915)        6,958,583           737,357
              (Increase) decrease in prepaid
                expenses and other assets                       (927,499)          757,543          (332,886)
              Increase (decrease) in accounts payable          1,532,822       (11,799,378)        3,450,059
              (Decrease) increase in accrued expenses
                and other current liabilities                   (565,038)       (1,044,233)        1,016,007
           Net changes in discontinued operations                     --                --        (1,976,643)
                                                            ------------      ------------      ------------

                   Net cash provided by (used in)
                      operating activities                     5,186,318         4,316,639       (11,872,733)
                                                            ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in restricted cash                   208,876         4,342,405        (2,751,395)
    Purchases of property and equipment                          (80,467)         (176,534)       (1,487,904)
    Proceeds from sale of property and equipment                  26,250                --            17,543
                                                            ------------      ------------      ------------

                   Net cash provided by (used in)
                      investing activities                       154,659         4,165,871        (4,221,756)
                                                            ------------      ------------      ------------

See independent auditors' report and the accompanying notes to consolidated financial statements, which are an integral part of these statements.

                               EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (STATED IN U.S. DOLLARS)


                                                                   YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                           1999              1998              1997
                                                       ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayment of) proceeds from notes and
        acceptances payable, net                       $ (5,624,409)     $ (9,755,513)     $ 17,138,752
    Proceeds from long-term borrowings                           --         1,450,000           500,000
    Repayment of long-term debt                            (308,997)         (204,811)         (587,608)
    Issuance of common stock                                     --                              12,813
                                                       ------------      ------------      ------------

                   Net cash (used in) provided by
                      financing activities               (5,933,406)       (8,510,324)       17,063,957
                                                       ------------      ------------      ------------

                   Net (decrease) increase in cash
                      and cash equivalents                 (592,429)          (27,814)          969,468

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                     1,253,073         1,280,887           311,419
                                                       ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                        $    660,644      $  1,253,073      $  1,280,887
                                                       ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
        Cash paid during the year for interest         $  1,910,058      $  2,425,377      $  2,435,047
                                                       ============      ============      ============

        Cash paid during the year for taxes            $         --      $         --      $         --
                                                       ============      ============      ============

NON-CASH INVESTING ACTIVITIES:
    Long-term debt acquired in purchase
        of warehouse                                   $         --      $         --      $  1,500,000
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

                PRINCIPLES OF CONSOLIDATION
                The consolidated financial statements include the accounts of Ezcony Interamerica, Inc. and its wholly owned Subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

                CASH AND CASH EQUIVALENTS
                Cash equivalents include all highly liquid investments with maturities of three months or less when acquired.

                INVESTMENT SECURITIES
                Securities identified by management under one of the following three classifications will be carried at either amortized cost or fair value, with fair values determined primarily from closing market prices.

                    SECURITIES HELD TO MATURITY
                    Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost and adjusted for amortization of premium and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity.

                    TRADING SECURITIES
                    Bonds, notes, debentures, and certain equity securities which the Company intends to sell in the near term are reported at fair value with unrealized gains and losses included in earnings. Premiums and discounts are recognized in interest income using a method approximating the interest method over the period to maturity.

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE  2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                INVESTMENT SECURITIES (CONTINUED)

                    SECURITIES AVAILABLE FOR SALE
                    Bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held to maturity securities are classified as securities available for sale. Unrealized gains and losses are reported as a net amount in other comprehensive income. Premiums and discounts are recognized in interest income using a method approximating the interest method over the period to maturity.

                In the case that investment securities are sold, gains and losses are computed under the specific identification method.

                INVENTORIES
                Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventories in transit are stated at cost.

                PROPERTY AND EQUIPMENT
                Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated lives of these assets, which range from 7 years to 20 years. Depreciation on property is computed using the straight-line method over a period of 40 years. Amortization of leasehold improvements is computed using the straight- line method over the shorter of the lease term (including renewal periods) or the estimated useful life of the related asset. Repairs and maintenance are charged to expense as incurred while expenditures for major renewals and betterments are capitalized.

                LONG-LIVED ASSETS
                The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                In 1998, the FASB issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards that require every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. SFAS 133 must be adopted for the Company's year 2000 financial statements. The Company anticipates that the adoption of SFAS 133 will have no effect on the Company's financial condition or results of operations as the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

                The adoption of SFAS Nos. 131, 130 and 133, will have no effect on the Company's reported net income.

                FAIR VALUES OF FINANCIAL INSTRUMENTS
                The following assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

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

                Due to the significant contractual obligations existing at the time of approval of the plan to discontinue the subsidiary and due to the nature and conduct of the business, New World Interactive's creditors were advised that New World Interactive was experiencing significant cash flow problems and a deteriorating financial condition and that management had decided to stop the production of any "new" titles and continue with the production of titles already contracted for. The Company anticipated that upon completion of these titles, and with its existing inventory on completed titles, sufficient sale volumes would materialize as a result of the Christmas holiday season, and generate sufficient cash flows allowing New World Interactive to repay its obligations and avoid having to pay to creditors a pro rata share of New World Interactive's assets. New World Interactive closed its production facility on October 31, 1997, and ceased operations on December 31, 1997. Subsequent to December 31, 1997, New World Interactive is in the process of self- liquidating its remaining assets (consisting primarily of trade receivables of approximately $92,000 and inventory of approximately $66,000) on a pro rata basis to its remaining creditors. New World Interactive surrendered all contract rights it may have had in any software to its remaining creditors and returned all existing inventory. These rights and inventory were given to the creditors without prejudice to any remaining debt or any claim that the creditors may have against New World Interactive. It is management's intentions that any claims that creditors may have against New World Interactive will not be defended or responded to by New World Interactive as there are no other remaining assets to distribute. The Company believes that the ultimate completion of the liquidation of New World Interactive, including any potential litigation, will not have a further material adverse impact on the financial condition and results of operations of the Company.

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE  3 -       DISCONTINUED OPERATIONS (CONTINUED)
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

                Selected results of the discontinued operations were as follows:

                                                                     1999           1998              1997
                                                               --------------  --------------     ------------
                    Net sales                                 $      -        $      -           $ 1,909,405
                                                               ==============  ==============     ============

                    Gross profit                              $      -        $      -           $   214,881
                                                               ==============  ==============     ============

                    Selling,  general  and admin-
                       istrative expenses                     $      -        $      -           $   930,564
                                                               ==============  ==============     ============

                    Net loss                                  $      -        $      -           $(2,608,724)
                                                               ==============  ==============     ============

                In the third quarter of 1998, the Company decided to restructure its operations by closing the facility in the United States and transferring the operations to the Colon Free Zone, Panama facilities.

NOTE  4 -       INVESTMENT SECURITIES
                Investment securities have been classified in the consolidated balance sheet according to management's intent. At December 31, 1999, the Company did not have investment securities classified as available for sale or held to maturity. At December 31, 1998, the Company did not have investment securities.

                At December 31, 1999, included in prepaid expenses and other current assets, are trading securities totaling approximately $278,000. Net realized holding gains on trading securities of approximately $76,000 were included in earnings during the year ended December 31, 1999, as a component of other income.

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)



NOTE  5 -       RESTRICTED CASH
                At December 31, 1999 and 1998, certificates of deposit were pledged by the Company with various banks to guarantee the credit lines. The certificates of deposit were placed in various banks in the following locations:

                                                         1999          1998
                                                      ----------     ----------
                  United States                       $1,401,498     $1,378,003
                  Panama                               2,881,541      3,113,911
                                                      ----------     ----------
                                                      $4,283,039     $4,491,914
                                                      ==========     ==========

                The certificates of deposit at December 31, 1999 and 1998 have annual interest rates ranging from 4.5% to 5.8% and 5.2% to 6.6%, respectively.

NOTE  6 -       INVENTORIES
                At December 31, 1999 and 1998, inventories consisted primarily of consumer electronic products at the following locations:

                                                          1999         1998
                                                      -----------   -----------
                  Colon Panama Free Zone warehouse    $ 2,404,722   $ 2,273,084
                  In transit                                5,772            --
                                                      -----------   -----------
                                                        2,410,494     2,273,084
                  Reserve for obsolescence                (36,210)      (54,715)
                                                      -----------   -----------
                                                      $ 2,374,284   $ 2,218,369
                                                      ===========   ===========

NOTE  7 -       PROPERTY AND EQUIPMENT
                At December 31, 1999 and 1998, property and equipment consists of the following:

                                                       1999             1998
                                                    -----------     -----------
                  Buildings                         $ 3,955,808     $ 3,950,408
                  Furniture and office equipment        829,763       1,014,103
                  Transportation equipment              305,072         319,863
                  Machinery and equipment               204,140         237,195
                                                    -----------     -----------
                                                      5,294,783       5,521,569
                  Less accumulated depreciation      (1,148,348)     (1,225,926)
                                                    -----------     -----------

                                                    $ 4,146,435     $ 4,295,643
                                                    ===========     ===========


See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE  8 -       CONCENTRATION OF CREDIT RISK
                The Company's sales were made to customers located in, or for distribution in, the following countries:

                                                            1999             1998             1997
                                                        ------------     ------------     ------------
                  Colombia                              $ 12,558,788     $ 29,000,026     $ 52,995,593
                  Paraguay                                 3,569,665       15,727,964       28,486,493
                  United States                            3,337,331       11,883,274       15,691,848
                  Ecuador                                    421,809        8,015,145       12,401,457
                  Venezuela                               15,611,948       18,119,708       12,099,287
                  Mexico                                   5,276,397        4,461,177        4,742,561
                  Peru                                        54,098          812,023        4,458,382
                  Brazil                                     285,030          512,299        3,831,209
                  Caribbean region                         5,534,911               --               --
                  All other countries (primarily in
                     Latin America and composed
                     of over 10 countries)                15,464,817       20,398,724       24,115,798
                                                        ------------     ------------     ------------

                                                        $ 62,114,794     $108,930,340     $158,822,628
                                                        ============     ============     ============

                A summary of accounts receivable by country of distribution is as follows:

                                                                  1999              1998
                                                              ------------      ------------
                  Colombia                                    $  5,093,796      $  7,520,378
                  Paraguay                                       2,626,384         3,919,770
                  Ecuador                                          365,709         2,430,869
                  Venezuela                                      4,718,132         4,514,485
                  Mexico                                         2,010,631           828,967
                  Caribbean region                               2,237,823                --
                  Argentina                                        314,461           891,977
                  All other countries (primarily in Latin
                     America)                                    2,455,306         5,517,849
                                                              ------------      ------------
                                                                19,822,242        25,624,295
                  Less allowance for doubtful accounts          (5,165,879)       (6,356,196)
                                                              ------------      ------------

                                                              $ 14,656,363      $ 19,268,099
                                                              ============      ============

                Certain sales made by the Company are collected in cash or other negotiable instruments. During 1999, 1998, and 1997, the Company had no major customers whose sales exceeded 10% of total net sales.

                At various times during the years ended December 31, 1999 and 1998, the Company maintained cash balances with financial institutions in the United States in excess of the amount insured by the Federal Deposit Insurance Corporation, $100,000.

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE  9 -       MAJOR SUPPLIERS
                During the years ended December 31, 1999, 1998, and 1997, 38%,
                31%, and 33%, respectively, of the Company's purchases consisted of products purchased from Sony Corporation of Panama, S.A.
                ("Sony"). Amounts payable to Sony as of December 31, 1999 and
                1998, were approximately $3,882,000 and $3,758,000,
                respectively. Beginning in 1995, the Company significantly increased its purchases from Pioneer International Latin
                America, S.A. ("Pioneer"). Pioneer purchases represented 16%,
                30%, and 34% of total purchases for the year ended December 31, 1999, 1998 and 1997, respectively. Amounts payable to Pioneer as of December 31, 1999 and 1998 were approximately $1,167,000 and $1,575,000, respectively.

                The Company does not have a written agreement with either Sony or Pioneer to act as a distributor in any particular country. Sony and Pioneer could, at any time, stop or limit sales to the Company or prohibit the Company from distributing its products in any one or more countries. The Company is extended credit terms from year-to-year.

NOTE 10 -       GEOGRAPHICAL SEGMENT INFORMATION
                Sales originating from Panama, the United States and British
                Virgin Islands for the years ended December 31, 1999, 1998 and
                1997 were as follows:

                                                 1999             1998             1997
                                             ------------     ------------     ------------
                  Panama                     $ 62,114,794     $ 90,391,151     $139,471,528
                  United States                        --       18,439,249       19,220,055
                  British Virgin Islands               --           99,940          131,045
                                             ------------     ------------     ------------

                                             $ 62,114,794     $108,930,340     $158,822,628
                                             ============     ============     ============

                Identifiable assets by geographical area are as follows:

                                                                  1999            1998
                                                              -----------      -----------
                  Panama                                      $26,772,491      $30,714,394
                  United States                                 1,401,498        1,783,858
                  British Virgin Islands                               --          132,600
                                                              -----------      -----------

                                                              $28,173,989      $32,630,852
                                                              ===========      ===========

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 10 -       GEOGRAPHICAL SEGMENT INFORMATION (CONTINUED)
                Operating income (loss) from continuing operations by geographical area is as follows:

                                                       1999             1998             1997
                                                   -----------      -----------      -----------
                  Panama                           $ 1,473,810      $   699,225      $ 2,615,913
                  United States                             --         (557,112)        (802,393)
                  British Virgin Islands                    --         (952,062)        (884,143)
                                                   -----------      -----------      -----------

                                                   $ 1,473,810      $  (809,949)     $   929,377
                                                   ===========      ===========      ===========

                Income (loss) from continuing operations before income taxes by geographical area is as follows:

                                                       1999             1998             1997
                                                   -----------      -----------      -----------
                  Panama                           $   508,759      $(1,247,559)     $   788,760
                  United States                             --         (756,503)        (845,755)
                  British Virgin Islands                    --         (939,773)        (875,677)
                                                   -----------      -----------      -----------

                                                   $   508,759      $(2,943,835)     $  (932,672)
                                                   ===========      ===========      ===========

NOTE 11 -       NOTES AND ACCEPTANCES PAYABLE
                Acceptances payable to banks and borrowings available under several lines of credit aggregate approximately $19,000,000 at December 31, 1999 and $28,000,000 at December 31, 1998. These borrowings bear interest between 9.14% to 9.75% and mature at varying dates through 2000. They are collateralized by certificates of deposit of $4,283,039 and $4,491,914 at December
                31, 1999 and 1998, respectively, trade accounts receivables, inventories and guaranteed by certain of the Company's shareholders.

                The weighted average interest rates as of December 31, 1999 and 1998 were 9.45% and 9.35%, respectively.



See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 12 -       LONG-TERM DEBT
                Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                                            1999             1998
                                                                                         ----------       ----------
                Note payable, bearing interest at 10%, payable in monthly
                    installments of principal and interest in the amount of
                    $12,681, expiring in May 2001, collateralized by a first
                    mortgage on the rental building.                                     $  202,525       $  327,032

                Note payable, bearing interest at prime plus 2%
                    (10.5% at December 31, 1999), payable in monthly
                    installments of principal and interest in the amount of
                    $21,090, with the unpaid balance due in December 2002,
                    collateralized by a first mortgage on the warehouse.                  1,301,876        1,400,055

                Note payable, bearing interest at prime plus 2%,
                    (10.5% at December 31, 1999) payable in monthly principal
                    installments of $17,262, expiring in June 2004,
                    collateralized by a first mortgage on building.                       1,363,690        1,450,000
                                                                                         ----------       ----------
                                                                                          2,868,091        3,177,087
                Less current portion                                                        612,399          444,701
                                                                                         ----------       ----------
                                                                                         $2,255,692       $2,732,386
                                                                                         ==========       ==========

                Maturities of long-term debt as follows:

                    YEAR ENDING
                    DECEMBER 31,
                    ------------
                       2000                                                              $  612,399
                       2001                                                                 510,573
                       2002                                                               1,002,860
                       2003                                                                 207,144
                       2004                                                                 535,115
                                                                                         ----------
                                                                                         $2,868,091
                                                                                         ==========

See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 13 -       INCOME TAXES
                The provision for income taxes includes the following
components:

                                                           1999           1998          1997
                                                        ---------      ---------      ---------
                    United States - Federal             $     --       $     --       $     --
                    Panama                                    --             --             --
                                                        ---------      ---------      ---------

                                                        $     --       $     --       $     --
                                                        =========      =========      =========

                The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 34% in 1999, 1998 and 1997 to income (loss) before income tax expense as a result of the following:

                                                           1999           1998          1997
                                                        ---------      ---------      ---------
                  Computed "expected" United States
                     tax (benefit) expense              $ 118,896      $ 118,896      $(317,108)
                  Effect of foreign operations                 --             --         29,552
                  Valuation allowance change             (118,896)      (118,896)       286,282
                  Other, net                                   --             --          1,274
                                                        ---------      ---------      ---------

                  Provision for income taxes            $      --      $      --      $      --
                                                        =========      =========      =========

                At December 31, 1999, the Company's U.S. subsidiaries had net operating loss carryforwards for U.S. tax purposes of approximately $2,845,000, expiring in various years through 2012. A full valuation allowance has been recorded by the Company since management believes that the Company will not be subject to taxation in the future.

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

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 14 -       STOCK OPTION PLAN AND OTHER
                The Company's 1992 stock option plan ("the Plan"), adopted by the Board of Directors and the shareholders of the Company on April 21, 1992, is intended to improve the Company's financial performance by providing long-term incentives to the Company's directors, officers and key employees and to aid in the recruitment of additional qualified and competent employees. The
                Plan is administered by a committee comprised of outside directors ("the Committee").

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

                During 1999, the Company entered into an agreement with an unrelated party who is to provide financial advisory services (Advisor). In relation to this agreement, the Company issued a warrant to the Advisor to purchase 100,000 common shares exercisable at a price of 10 cents per share, and 100,000 common shares exercisable at a price of 40 cents per share. Depending upon achieving certain goals within the agreement, these options can expire in November 2000 or in November 2004.



See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 14 -       STOCK OPTION PLAN AND OTHER (CONTINUED)
                The following table presents additional information concerning the activity in the stock option plan:

                                                                                WEIGHTED
                                                                               AVERAGE OF
                                                                 NUMBER         EXERCISE
                                                               OF OPTIONS        PRICE
                                                                --------        --------
                Balance at December 31, 1996                     825,660         $2.01
                    Options granted                               25,000         $2.55
                    Options exercised                            (10,000)        $1.28
                    Options terminated                          (135,630)        $2.03
                                                                --------
                Balance at December 31, 1997                     705,030         $2.04
                    Options granted                               20,000         $0.22
                                                                --------
                Balance at December 31, 1998                     725,030         $1.98
                                                                --------
                    Options granted                              200,000         $ .25
                    Options exercised                            -               $  --
                    Options terminated                           (10,000)        $4.13
                                                                --------
                Balance at December 31, 1999                     915,030         $1.58
                                                                ========

                                                             1999            1998            1997
                                                            ------          ------          ------
                Weighted average fair value of
                    options granted during the
                    year                                    $0.01          $0.15            $1.82
                                                             ====           ====             ====

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                               WEIGHTED
                                                               AVERAGE          WEIGHTED                         WEIGHTED
                                                              REMAINING         AVERAGE           VESTED          AVERAGE
                         EXERCISE             NUMBER         CONTRACTUAL        EXERCISE          NUMBER         EXERCISE
                         PRICE RANGE        OUTSTANDING      LIFE (YEARS)        PRICE          EXERCISABLE       PRICE
                        --------------      -----------     --------------    --------------    -----------     ----------
                        $0.10 - $0.40         220,000             1.13            $0.25           220,000          $0.25
                        $1.25 - $1.88         277,530             5.76            $1.77           277,530          $1.77
                        $1.94 - $2.56         371,500             6.08            $1.98           371,500          $1.98
                        $3.50 - $4.13          46,000             4.30            $3.63            46,000          $3.63
                                              -------                                             -------
                                              915,030                             $1.58           915,030
                                              =======                                             =======



See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 14 -       STOCK OPTION PLAN AND OTHER (CONTINUED)
                As of December 31, 1996, the Company adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED
                COMPENSATION. Accordingly, the Company is required to disclose proforma net income and earnings per share as if compensation expense relative to the fair value of the options granted had been included in earnings. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997; expected life of 1 year in 1999, 5 years in 1998, 6 years in 1997; volatility factors of 80% for 1999, 1998 and 1997; risk-free interest rates of 6.2% in 1999, 5.2% for 1998, and 6.1% for 1997 and no dividend payments. Had compensation cost for the Company's option plan been determined and recorded consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts as follows:

                                                              YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                   1999               1998                1997
                                               ------------     -----------------    -------------
                  Net income (loss)
                     as reported               $    508,759     $     (2,943,835)    $ (3,541,396)
                                               ============     =================    =============

                  Proforma                     $    445,427     $     (3,032,888)    $ (3,864,939)
                                               ============     =================    =============

                  Earnings per share-basic
                     and assuming dilution
                     as reported               $        .11     $           (.65)    $        (.79)
                                               ============     =================    =============

                     Proforma                  $        .10     $           (.67)    $        (.86)
                                               ============     =================    =============

                The 1999, 1998, and 1997 proforma effect on net income (loss) is not necessarily indicative of the effect in future years because it does not take into consideration proforma compensation expense related to grants made prior to 1996.

NOTE 15 -       EARNINGS PER SHARE
                Basic earnings or loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the year ended 1999, options and warrants to purchase 915,030 shares of common stock at prices ranging from $0.10-$3.88 per share were outstanding but not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. For the years ended 1998 and 1997, the effect of stock options and warrants were not included in the computation because such inclusion would have been antidilutive.


See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 16 -       COMMITMENTS AND CONTINGENCIES
                The Company has entered into various operating lease agreements.
                The following is a schedule of future rental payments as of December 31, 1999 for operating leases having initial noncancelable lease terms in excess of one year.

                    YEAR ENDING
                    DECEMBER 31,
                    -----------
                       2000                                     $ 19,763
                       2001                                       19,763
                       2002                                       19,763
                       2003                                       19,763
                       2004                                       19,763
                       Thereafter                                204,720
                                                                 -------

                                                                $303,535
                                                                ========

                As a result of restructuring its operations during 1998, the Company bought out its existing lease contract for an office facility, warehouse and equipment located in the United States for approximately $155,000.

                Rent expense was $22,550, $112,372, and $233,181 for the years ended December 31, 1999, 1998, and 1997, respectively.

                The Company leases its building in Panama City, Panama. Rental income included in other income in the accompanying Consolidated Statements of Operations was $59,843, $223,110 and $174,509 in 1999, 1998, and 1997, respectively. During 1999, the lease was cancelled due to the inability of the tenant to make the monthly payments.

                At December 31, 1999, the Company had standby letters of credit in the amount of $4,100,000, collateralizing the trade accounts of various vendors, primarily Sony, Pioneer, and AIWA.


See independent auditors' report.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 17 -       LEGAL MATTERS
                In 1998 and 1999, the Company was notified of a forfeiture action against certain funds deposited by the Company. The action requested the forfeiture of the seized funds to the United States Government. The Company believes there is no basis for the seizure or forfeiture. Nonetheless, to avoid the expense and disruption of litigation and also the use of the seized funds for an extended period of time, the Company reached an agreement to settle the forfeiture civil action against these funds. Terms of the agreement require the return of all funds seized less $255,000. The Company has recorded the settlement amount as litigation expense in the accompanying Consolidated
                Statement of Operations, and as accrued expense and other current liabilities in the accompanying Consolidated Balance
                Sheet as the seized funds related to 1997 sales.

                The Company is also engaged in ordinary litigation incidental to its business. The Company does not believe that such ordinary routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

NOTE 18 -       RELATED PARTY TRANSACTIONS
                On March 31, 1999, the Company entered into an arbitration settlement with David Djemal and Daniel Homsany, two former directors, officers, and shareholders of the Company. In return for their resignations as officers and directors of the Company and the surrender of all of their equity interests in the Company, the Company paid each individual $200,000 (these deposits are included in other assets at December 31, 1999) plus
                $12,000 per individual representing accrued and unpaid salaries, and the Company canceled debts owed by the individuals to the Company in the aggregate of $52,000. Along with their resignations, both individuals deposited their Company common stock into an escrow account where it would be held until the Company removed both individuals from a number of personal guarantees that they had entered into for the Company. There remains one outstanding personal guaranty in their names which is due to be released on April 30, 2000 at which time the Company common stock will be released from the escrow account and returned to the Company.

NOTE 19 -       SELECTED QUARTERLY DATA FOR 1999 (UNAUDITED)

                                                 FIRST          SECOND           THIRD        FOURTH
                                                QUARTER        QUARTER          QUARTER       QUARTER            YEAR
                                              -----------    ------------     -----------     -----------     -----------
                CALENDAR YEAR 1999
                   Revenues                   $15,711,922    $ 17,398,793     $15,756,239     $13,247,840     $62,114,794
                   Operating income
                     (loss)                   $   382,661    $    450,659     $   229,829     $   410,661     $ 1,473,810
                   Net income (loss)          $    77,227    $    123,400     $   108,410     $   199,722     $   508,759
                   Earnings per share
                     Basic                    $       .02    $        .03     $       .02     $       .04     $       .11
                                              ===========    ============     ===========     ============    ===========
                     Weighted average
                        shares and
                        assuming
                        dilutions               4,510,000       4,510,000      4,510,000        4,510,000        4,510,000
                                              ===========     ===========    ===========      ============    ===========



See independent auditors' report.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 31, 1999, the Company entered into an arbitration settlement with David Djemal and Daniel Homsany, two former directors, officers, and shareholders of the Company. In return for their resignations as officers and directors of the Company and the surrender of all of their equity interests in the Company, the Company paid each individual $200,000, plus $12,000 per individual representing accrued and unpaid salaries, and the Company canceled debts owed by the individuals to the Company in the aggregate of $52,000. Along with their resignations, both individuals deposited their Company common stock into an escrow account where it would be held until the Company removed both individuals from a number of personal guarantees that they had entered into for the Company. There remains one outstanding personal guaranty in their names which is due to be released on April 30, 2000 at which time the Company common stock will be released from the escrow account and returned to the Company.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1) FINANCIAL STATEMENTS

Financial statements of the Company are set forth in Part II, Item 8.

(2) FINANCIAL STATEMENTS SCHEDULE

Schedule II - Valuation and Qualifying accounts for the year ended December 31,
              1999, 1998 and 1997, will be filed by amendment.

(3) EXHIBITS

EXHIBIT
NO.                             DESCRIPTION                                              METHOD OF FILING
3 (a)   Amended and Restated Memorandum of Association and Articles of
        Association of the Registrant                                                          (2)
3 (b)   Amendment to Amended and Restated Memorandum of Association and
        Articles of Association                                                                (3)
4 (a)   Form of Warrant Agreement                                                              (1)
4 (b)   Amendment to Warrant Agreement                                                         (5)
4 (c)   Second Amendment to Warrant Agreement                                                  (6)
10.1    Amended and Restated Stock Option Plan                                                 (6)
10.2    Retirement Agreement dated February 26, 1996 with Moises Ezra Cohen                    (5)
10.3    "Poliza de Credito" from "Banco Exterior" dated January 27, 1992 (accompanying
        English summary)                                                                       (1)
10.4    "Poliza de Credito" from "Banco Exterior" dated September 4, 1991 (with
        accompanying English summary)                                                          (1)
10.5    Confidentiality and Non-Competition Agreement of Enrique P. Lacs                       (1)
10.6    "Permiso de Operacion 179" (with accompanying English summary)                         (1)
10.7    Lease from Ezcony Trading Corporation to Hooters and Dreams, S.A. dated



        March 18, 1994 (with accompanying English summary)                                     (4)
10.8    Hamilton Bank Security Agreement made by Ezcony Trading Corporation                    (5)
10.9    Loan Contract (Line of Credit) with Banco de Iberoamerica (with English
        summary)                                                                               (5)
10.10   Addendum dated May 12, 1997 to the Distribution Agreement for Motorola
        Cellular Products dated June 17, 1996 by and between King David Com.
        Exportacao e Importacao Ltda. and Ezcony Interamerica Inc.                             (7)
10.11   Termination Agreement dated June 18, 1997 and Confidentiality and
        Noncompetition Agreement by and between Ezcony Interamerica Inc.  and
        Subsidiaries and Ezra Homsany                                                          (7)
10.12   "Poliza de Credito" from "Banco Exterior" dated July 8, 1997 (with
        accompanying English summary)                                                          (8)
10.13   "Poliza de Credito" from "The Chase Manhattan Bank" dated June 4, 1997
        (with accompanying English summary)                                                    (8)
10.14   "Poliza de Credito" from "Banco Confederado De America Latina, S.A."
        dated June 18, 1997 (with accompanying English summary)                                (8)
10.15   "Poliza de Credito" from "Banco Panamericano, S.A." dated June 17, 1997
        (with accompanying English summary)                                                    (8)
10.16   Loan Contract (Line of Credit) with Banco de Iberoamerica (with
        accompanying English summary)                                                          (8)
10.17   "Contrato de Compraventa De Acciones" dated September 2, 1997 (with
        accompanying English summary)                                                          (8)
10.18   Contract for purchase of building from COFRISA dated July 28, 1997 (with
        accompanying English summary)                                                          (8)
10.19   Credit Facility with Hamilton Bank dated December 31, 1998                             (8)
10.20   Rockford Corporation Distribution Agreement dated Jan. 26, 2000                 (attached)
10.21   J.W Genesis Capital Market, Inc. Agreement dated Nov. 17, 1999                  (attached)
16      Accountant's letter                                                                    (9)
22      List of subsidiaries                                                                   (5)
23      Consent of McClain & Company, L.C.                                              (attached)
27.1    Financial Data Schedule                                                         (attached)
99      Accountant's resignation letter                                                       (11)

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

(8)    Incorporated by reference to Ezcony's Form 10-K405/A as filed with the Securities and Exchange
       Commission on April 15, 1998

(9)    Incorporated by reference to Ezcony's Form 8-K/A as filed with the Securities and Exchange
       Commission on December 18, 1998

(10)   To be filed by amendment

(11)   Incorporated by reference to Ezcony's Form 8-K as filed with the Securities and Exchange
       Commission on December 7, 1998

Incorporated by reference to Ezcony's Form 10K405 Annual Report filed with SEC on March 31, 1999.
Incorporated by reference to Ezcony's Form NT10K Notification of Late Filing filed April 1, 1999.
Incorporated by reference to Ezcony's Form 10-K405A Amended Annual Report filed April 28, 1999.
Incorporated by reference to Ezcony's Form 10-Q, Notification of Late Filing filed May 18, 1999.
Incorporated by reference to Ezcony's Form 10-K405/A, Amended Annual Report filed May 20, 1999.
Incorporated by reference to Ezcony's Form DEF 14A Proxy Statement, filed May 24, 1999.
Incorporated by reference to Ezcony's Form 10-Q Quarterly report filed May 24, 1999.
Incorporated by reference to Ezcony's Form 10-Q Quarterly report filed Nov. 15, 1999.

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

                                                   EZCONY INTERAMERICA INC.

Date:       APRIL 24, 2000                         BY: /s/ EZRA COHEN
     -----------------------------                    ---------------
                                                      Ezra Cohen
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                                              DATE
/S/ EZRA COHEN                              Director, Chairman of the Board,                    March 31, 2000
------------------------------------        President and Chief Executive Officer
Ezra Cohen

/S/ CARLOS N. GALVEZ                        Chief Financial Officer                             March 31, 2000
------------------------------------        (Principal Financial and Accounting Officer)
Carlos N. Galvez

/S/ MOISES EZRA COHEN                       Director                                            March 31, 2000
------------------------------------
Moises Ezra Cohen

/S/ EZRA HOMSANY GATENO                     Director                                            March 31, 2000
-----------------------
Ezra Homsany Gateno

/S/ ENRIQUE LACS                            Director                                            March 31 ,2000
----------------------------------------
Enrique Lacs

/S/ LEONARD J. SOKOLOW                      Director                                            March 31, 2000
----------------------------------------
Leonard J. Sokolow

                                 EXHIBIT INDEX



EXHIBIT        DESCRIPTION
-------        -----------

10.20          Rockford Corporation Distribution Agreement dated Jan. 26, 2000

10.21          J.W Genesis Capital Market, Inc. Agreement dated Nov. 17, 1999

 23            Consent of McClain & Company, L.C.