Form 10-Q
period 2000-03-31
EZCONY INTERAMERICA INC
filed 2000-05-19
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2000            COMMISSION FILE NO. 0-20406


                            EZCONY INTERAMERICA INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        British Virgin Islands                           Not applicable
----------------------------------------        --------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

  Craigmuir Chambers, P.O. Box 71,
       Road Town, Tortola                            British Virgin Islands
----------------------------------------        --------------------------------
(Address of Principal Executive Offices)                   (Country)



               Registrant's telephone number, including area code:
                             (507) 441-6566 (Panama)
               --------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                  YES _____                 NO __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At May 1, 2000
there were outstanding:

         4,510,000 common shares, no par value

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                       Page

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999.......................................................     3

         Condensed Consolidated Statements of Operations and Accumulated Deficit
         Three Months Ended March 31, 2000 and 1999.................................................     4

         Condensed Consolidated Statements of Comprehensive Income
         Three Months Ended March 31, 2000 and 1999.................................................      5

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999.................................................      6

         Notes to Condensed Consolidated Financial Statements.......................................      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................................      8

                                    PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................................     11

Signatures..........................................................................................     12

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                          MARCH 31,      DECEMBER 31,
                                                                       ------------------------------
                                                                            2000             1999
                                                                       ------------------------------
Current assets:
    Cash and cash equivalents                                          $     69,064      $    660,644
    Trade accounts receivable, net                                       16,873,267        14,656,363
    Due from directors, officers and employees, net                         508,827           369,015
    Inventories                                                           3,388,314         2,374,284
    Marketable Securities                                                 1,019,978                --
    Prepaid expenses and other current assets                             1,148,946         1,215,748
    Restricted cash                                                       4,304,200         4,283,039
                                                                       ------------      ------------
               Total current assets                                      27,312,556        23,559,093

Property and equipment, net                                               4,101,697         4,146,435
Other assets                                                                272,275           468,461
                                                                       ------------      ------------
               Total assets                                            $ 31,686,528      $ 28,173,989
                                                                       ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                  $    612,399      $    612,399
    Notes and acceptances payable                                        12,218,441        13,454,687
    Accounts payable                                                     12,558,929         7,986,150
    Accrued expenses and other current liabilities                          132,701            92,100
                                                                       ------------      ------------
               Total current liabilities                                 25,522,470        22,145,336

Long-term debt                                                            2,143,730         2,255,692
                                                                       ------------      ------------
               Total liabilities                                         27,666,200        24,401,028
                                                                       ------------      ------------

Shareholders' equity:
    Common stock, no par value; 15,000,000 shares authorized;            12,954,723        12,954,723
         4,510,000 shares issued and outstanding
    Accumulated deficit                                                  (8,934,395)       (9,181,762)
    Accumulated other comprehensive income:
       Unrealized gain on securities available for sale                          --                --
                                                                       ------------      ------------
               Total shareholders' equity                                 4,020,328          3,772,96
                                                                       ------------      ------------
               Total liabilities and shareholders' equity              $ 31,686,528      $ 28,173,989
                                                                       ============      ============





      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                          2000              1999
                                                                      ------------------------------
Net sales                                                             $ 18,686,314      $ 15,711,922
Cost of sales                                                           17,302,008        14,393,721
                                                                      ------------      ------------

               Gross profit                                              1,384,306         1,318,201

Selling, general and administrative expenses                               820,474           935,540
                                                                      ------------      ------------

Operating income                                                           563,832           382,661
                                                                      ------------      ------------

Other income (expenses):
    Interest income                                                         50,727            97,515
    Interest expense                                                      (395,539)         (458,837)
    Other                                                                   28,347            55,888
                                                                      ------------      ------------
Total other Income (Expenses)                                             (316,465)         (305,434)
                                                                      ------------      ------------
Income from continuing operations                                          247,367            77,227


Loss from discontinued operations, net of income taxes of $0                    --                --
                                                                      ------------      ------------
               Net Income or (Loss)                                        247,367            77,227

Accumulated deficit, beginning of period                                (9,181,762)       (9,690,521)
                                                                      ------------      ------------

Accumulated deficit, end of period                                    $ (8,934,395)     $ (9,613,294)
                                                                      ============      ============

Income per common share - basic:
    Income (loss) from continued operations                           $       0.05      $       0.02
    Loss from discontinued operations                                           --                --
                                                                      ------------      ------------
    Net Income (Loss)                                                 $       0.05      $       0.02
                                                                      ============      ============
Weighted average number of common shares
    outstanding - basic                                                  4,510,000         4,510,000
                                                                      ============      ============
Income per common share - dilutive:
    Income (loss) from continued operations                           $       0.05      $       0.02
    Loss from discontinued operations                                           --                --
                                                                      ------------      ------------
      Net Income (Loss)                                               $       0.05      $       0.02
                                                                      ============      ============
Weighted average number of common shares
    outstanding - dilutive                                               4,556,452         4,510,000
                                                                      ============      ============





      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                 2000             1999
                                                                              -----------      -----------
Net Income                                                                      $247,367         $ 77,227
    Other Comprehensive Income:
       Unrealized Holding Gains Arising During the Period                             --               --
    Less:
       Reclassification Adjustments for Gains Included in Net Income                  --               --
                                                                              -----------      -----------
Total Other Comprehensive Income                                                      --               --
                                                                              -----------      -----------
Total Comprehensive Income                                                      $247,367         $ 77,227
                                                                              ===========      ===========










      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                             2000            1999
                                                                                         ----------------------------
Cash flows from operating activities:
    Net profit                                                                           $   247,367      $    77,227

    Reconciliation of net income to net cash provided by operating activities-
       Depreciation and amortization                                                          53,853           54,446
       Provision for doubtful accounts                                                       187,021          157,180
       Changes in operating assets and liabilities:
          (Increase) decrease  in trade accounts receivable                               (2,403,925)       3,706,682
          Increase in due from directors, officers and employees, net                       (139,812)         (16,320)
          Increase in inventories                                                         (1,014,030)      (1,697,140)
          Decrease (Increase) in prepaid expenses and other assets                            66,802         (286,577)
          Increase in trading securities, net                                               (761,511)              --
          Decrease (Increase )in other assets                                                196,186           17,276
          Increase (decrease) in accounts payable                                          4,572,779        2,463,507
          Increase (decrease) in accrued expenses and other current liabilities               40,601         (219,214)
                                                                                         -----------      -----------
                Net cash used in operating activities                                      1,045,331        4,257,067
                                                                                         ===========      ===========

Cash flows from investing activities:
    Increase in restricted cash, net                                                         (21,161)          (6,300)
    Purchases of services available for sale                                                (258,427)              --
    Purchases of property and equipment                                                       (9,115)         (42,338)
                                                                                         -----------      -----------
                Net cash used in investing activities                                       (288,703)         (48,638)
                                                                                         -----------      -----------

Cash flows from financing activities:
      (Repayment of) proceeds from notes and acceptances payable                          (1,236,246)      (4,529,486)
      Repayment of long-term debt                                                           (111,962)         (55,077)
                                                                                         -----------      -----------
                Net cash used in financing activities                                     (1,348,208)      (4,584,563)
                                                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents                                        (591,580)        (376,134)

Cash and cash equivalents at beginning of period                                             660,644        1,253,073
                                                                                         -----------      -----------

Cash and cash equivalents at end of period                                               $    69,064      $   876,939
                                                                                         ===========      ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                             $   395,539      $   458,837
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

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Ezcony Interamerica Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations. The results of operations or cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)      USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates primarily relate to the determination of the allowance for doubtful accounts. The Company's accounts receivable are concentrated in Latin America where political and economic changes affect the Company's ability and timing of collections. Additionally, the Company collects certain receivables on a short-term installment basis. Although these estimates are based on management's knowledge of current events and actions that it may undertake in the future, actual results may ultimately differ from these estimates.

(3)      EARNINGS PER COMMON STOCK

Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the three months ended March 31, 2000 and 1999, the effect of 795,030 and 725,030 stock options and warrants, respectively, were not included in the computation because their exercise price was greater than the average market price of the common shares.

(4)      EXAMINATION OF NEW OR DIFFERENT TYPES OF BUSINESS

The Company is exploring opportunities in additional and different businesses including technology and Internet related business. Management is of the opinion that the shareholders might be better served if the Company were able to successfully transition into a business with greater growth potential than its current business. Management believes that there will be continued pressure on margins and the ability to achieve profitable operations in its current line of business. Management has sought the guidance from investment bankers and has involved counsel in its review of potential opportunities. The Company's efforts in these new ventures are in the planning stages and no information regarding these activities has been made public.

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

New World Interactive has ceased all operations and does not intend to defend this action. The Company does not believe that it has any liability for the claim at issue and intends to vigorously defend against this lawsuit and believes that there is no merit to the claim asserted against it.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in
Item 1 of this quarterly report on Form 10-Q.

The financial information given below for the three months ended March 31, 2000 and 1999 refers to the continuing operations of the Company.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NET SALES

Net sales increased 19% to $18.7 million for the three months ended March 31, 2000 from $15.7 million for the same period in 1999. The increase is primarily attributable to the increase in sales in the Company's existing markets and aggressive sales management. The Company has also reduced its product lines to eliminate slow selling brand names.

GROSS PROFIT

Gross profit increased 5% to $1.384 for the three months ended March 31, 2000 from $1.318 million for the same period in 1999.

The Company's gross profit margin decreased to 7.4% in the three month period ended March 31, 2000 compared to 8.4% in the comparable 1999 period. This decrease is primarily attributable to selective sales of merchandise and the rejection of orders coming at lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $820,474 for the three months ended March 31, 2000 compared to $935,540 for the same period in 1999.

The decrease in selling, general and administrative expenses is primarily attributable to the following: (i) decrease in salaries and commissions (ii) closing of sales offices (iii) implementation of an austerity program to reduce operating expenses and (iv) benefits of the implementation of the restructuring program.

INTEREST

Interest income decreased to $50,727 for the three months ended March 31, 2000 compared to $97,515 for the same period in 1999 due to lower average daily balances of restricted cash in time deposits.

Interest expense decreased to $395,539 for the three months ended March 31, 2000 compared to $458,837 for the same period in 1999 as a result of a programmed reduction of bank credit facilities to conform to the reduced sales volume.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Profit from continuing operations was $247,367 ($0.05 per share) for the three months ended March 31, 2000 compared to profit from continuing operations of $77,227 ($0.02 per share) for the three months ended March 31, 1999. The change was primarily due to an increase in sales, a decrease in selling, general and administrative expenses and interest expense, as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically, and will continue to, finance its operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds.

The Company generated $1,045,331 in cash from operating activities in the three months ended March 31, 2000. This was primarily due to a $4.7 million increase in accounts payable, which was offset by $2.4 million increase in trade accounts receivable, and a $1.0 million increase in inventory.

Cash used in investing activities was $288,703 for the three months ended March 31, 2000 which is attributable to an increase in restricted cash balances of $21,161, capital expenditures of $9,115, and purchases of securities available for sale of $258,427.

Cash used by financing activities was $1.3 million in the three months ended March 31, 2000 principally due to repayment of bank notes and acceptances payable.

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

From time to time, the Company experiences temporary liquidity problems that are typically related to the Company's extension of credit to its customers. Beginning in 1999, the Company has taken measures to decrease the number of days to collect on its accounts receivable by not shipping merchandise to certain customers that have significant past due balances and increasing the collection efforts of the Company's credit and collection department and sales force.

At March 31, 2000, the Company had available with five banks an aggregate of $20 million in bank facilities of which $19.7 million was utilized. From time to time, the Company is overdue with various bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowing. All of the Company's lines of credit and credit facilities from its various lenders are "on demand."

The Company continues to have good relationships with its principal suppliers, Sony and Pioneer. At March 31, 2000, the Company's credit facility with Sony was $4.8 million , which was partially collateralized by $2.6 million in stand-by letters of credit. The Company's credit facility with Pioneer at March 31, 1999, was $4 million which was partially collateralized by $800,000 in stand-by letters of credit.

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

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) the successful retrenchment of the Company's operations in Panama; (ii) the general availability of credit from its principal suppliers and banks to the Company to finance its inventory, specifically, the continued cooperation of its major suppliers and its banks to provide credit and their forbearance from time to time as well as the successful consolidation of the Company's borrowings; (iii) the discontinuation of certain non-profit aspects of its business, e.g. certain products and customers; (iv) the Company's ability to maintain or increase the profit margins on its sales within the highly competitive markets in which it operates in; (v) economic developments in those foreign countries in which the Company conducts a material amount of business, including Colombia, Paraguay, Ecuador and Venezuela. as well as those markets which are the source of competition, e.g. Asia.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EZCONY INTERAMERICA INC.



Date: May 15, 2000                          BY:   /s/ EZRA COHEN
                                                  -------------------------
                                                  Ezra Cohen, President and
                                                  Chief Executive Officer

Date: May 15, 2000                          BY:   /s/ CARLOS N. GALVEZ
                                                  -------------------------
                                                  Carlos N. Galvez
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                 DESCRIPTION

 27.0              Financial Data Schedule