Form 10-Q
period 2000-06-30
EZCONY INTERAMERICA INC
filed 2000-08-14
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2000             Commission File No. 0-20406


                            EZCONY INTERAMERICA INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           British Virgin Islands                          Not Applicable
--------------------------------------------       -----------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)

      Craigmuir Chambers, P.O. Box 71,
             Road Town, Tortola                        British Virgin Islands
--------------------------------------------       -----------------------------
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


                  YES __X__           NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At August 1, 2000
 there were outstanding:

         4,188,780 common shares, no par value

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                        Page
                                                                                                       ------
                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

           Condensed Consolidated Balance Sheets June 30, 2000
            and  December 31, 1999.....................................................................

           Condensed Consolidated Statements of Operations and Accumulated
            Deficit Three Months Ended June 30, 2000 and 1999..........................................

           Condensed Consolidated Statement of Comprehensive Income.
            Three Months Ended June 30, 2000 and 1999..................................................

           Condensed Consolidated Statement of Comprehensive
            Income.  Six Months Ended June 30, 2000 and 1999...........................................

           Condensed Consolidated Statement of Operations and Accumulated
            Deficit for Six Months Ended June 30, 2000 and 1999........................................

           Condensed Consolidated Statements of Cash Flows
            Six  Months Ended June 30, 2000 and 1999...................................................

           Notes to Condensed Consolidated Financial Statements........................................

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................................................

                           PART II - OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K...............................................................

Signatures.............................................................................................

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        JUNE 30,             DECEMBER 31,
                                                                          2000                   1999
                                                                      ------------           ------------
                        ASSETS
Current assets:
     Cash and cash equivalents                                        $    238,506           $    660,644
     Trade accounts receivable, net                                     15,515,848             14,656,363
     Due from directors, officers and employees, net                       497,597                369,015
      Inventories                                                        4,383,233              2,374,284
      Marketable Securities                                                827,539                      0
      Prepaid expenses and other current assets                            990,401              1,215,748
     Restricted cash                                                     3,097,535              4,283,039
                                                                      ------------           ------------
           Total current assets                                         25,550,659             23,559,093

Property and equipment, net                                              4,054,083              4,146,435
Other assets                                                               219,907                468,461
                                                                      ------------           ------------
           Total assets                                               $ 29,824,649           $ 28,173,989
                                                                      ============           ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                $    451,365           $    612,399
     Notes and acceptances payable                                       7,517,393             13,454,687
     Accounts payable                                                   14,199,424              7,986,150
     Accrued expenses and other current liabilities                        114,609                 92,100
                                                                      ------------           ------------
              Total current liabilities                                 22,282,791             22,145,336

Long-term debt                                                           3,967,079              2,255,692
                                                                      ------------           ------------
           Total liabilities                                            26,249,870             24,401,028
                                                                      ------------           ------------
Shareholders' equity:
     Common stock, no par value; 15,000,000 shares
       authorized; 4,510,000 shares issued
       and 4,188,780 and 4,510,000 shares  outstanding
       at June 30, 2000 and December 31, 1999                           12,954,723             12,954,723
     Accumulated deficit                                                (8,925,546)            (9,181,762)
     Less: Treasury Stock at cost                                         (454,398)                    --
     Accumulated Other Comprehensive Income:
          Unrealized gains on Securities available for sales                    --                     --
                                                                      ------------           ------------
           Total shareholders' equity                                    3,574,779              3,772,961
                                                                      ------------           ------------
                                                                      $ 29,824,649           $ 28,173,989
           Total liabilities and shareholders' equity                  ===========            ===========


    The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                             THREE MONTHS ENDED JUNE 30
                                                                             2000                  1999
                                                                             -------------------------
Net sales                                                                $ 14,430,119           $ 17,398,793
Cost of sales                                                              13,158,568             16,010,778
                                                                         ------------           ------------
            Gross profit                                                    1,271,551              1,388,015
                                                                         ------------           ------------
Selling, general and administrative expenses                                  897,276                937,446
                                                                         ------------           ------------
Operating income                                                              374,275                450,569

Other income (expenses):
     Interest income                                                          137,460                 66,749
     Interest expense                                                        (412,830)              (411,577
     Other                                                                    (90,056)                17,659
                                                                         ------------           ------------
     Total Other Income (Expenses)                                           (365,426)              (327,169)
                                                                         ------------           ------------

 Income  from continuing operations                                             8,849                123,400
                                                                         ------------           ------------
     Loss from discontinued operations,
       net of income taxes of $0                                                    0                      0
                                                                         ------------           ------------
                    Net Income                                                  8,849                123,400
                                                                         ------------           ------------

Accumulated deficit, beginning of period                                   (8,934,395)            (9,613,294)
                                                                         ------------           ------------

Accumulated deficit, end of period                                       $ (8,925,546)          $ (9,489,894)
                                                                         ============           ============
Income per common share - basic and assuming dilution:

    Income  from continuing operations                                   $      0.002           $       0.03
     Loss from discontinued operations                 -                            0                      0
                                                                         ------------           ------------
     Net Income                                                          $      0.002           $       0.03
                                                                         ============           ============

Weighted average number of common shares
  outstanding - basic                                                       4,192,309              4,510,000
                                                                         ============           ============
Income per share - dilutive:
      Income from continuing operations                                  $      0.002           $       0.03
      Loss from discontinued operations                                            --                     --
                                                                         ------------           ------------
Net Income                                                               $      0.002           $       0.03
                                                                         ============           ============
Weighted average number of common shares outstanding - dilutive             4,385,182              4,510,000
                                                                         ============           ============

    The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                            THREE MONTHS ENDED JUNE 30
                                                                              2000              1999
                                                                            --------          --------
Net Income                                                                  $  8,849          $123,400
Other Comprehensive Income:
   Unrealized holding gains arising during the period                             --                --
Less: reclassification adjustments to gains included in net income                --                --
                                                                            --------          --------
Total Comprehensive Income                                                  $  8,849          $123,400
                                                                            --------          --------



                                                                             SIX MONTHS ENDED JUNE 30
                                                                              2000              1999
                                                                            --------          --------
Net Income                                                                  $256,216          $200,627
Other Comprehensive Income:
     Unrealized holding gains arising during the period
Less: reclassification adjustments for gains included in net income                0                 0
                                                                            --------          --------
Total Comprehensive Income                                                  $256,216          $200,627
                                                                            --------          --------

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------------
                                                                          2000                   1999
                                                                      ------------           ------------
Net sales                                                             $ 33,116,433           $ 33,110,715
Cost of sales                                                           30,460,576             30,404,499
                                                                      ------------           ------------
            Gross profit                                                 2,655,857              2,706,216

Selling, general and administrative expenses                             1,717,750              1,872,986
                                                                      ------------           ------------

Operating income                                                           938,107                833,230
                                                                      ------------           ------------

Other income (expenses):
     Interest income                                                       188,187                164,264
     Interest (expense)                                                   (808,369)              (870,414)
     Other                                                                 (61,709)                73,547
                                                                      ------------           ------------

     Total Other Income (Expenses)                                        (681,891)              (632,603)
                                                                      ------------           ------------

Income  from continuing operations                                         256,216                200,627
                                                                      ------------           ------------

     Loss from discontinued operation net of income taxes of $0                  0                      0
                                                                      ------------           ------------

            Net Income                                                     256,216                200,627

Accumulated deficit, beginning of period                                (9,181,762)            (9,690,521)

Accumulated deficit, end of period)                                     (8,925,546)            (9,489,894)
                                                                      ============           ============

Income per common share - basic :
     Income from continuing operations                                $       0.06           $       0.05
     Loss from discontinued operations                                          --                     --
                                                                      ------------           ------------

     Net  Income                                                      $       0.06           $       0.05
                                                                      ============           ============
Weighted average number of common shares
  outstanding - basic                                                    4,350,278              4,510,000
                                                                      ============           ============
Income per share - dilutive:

  Income from continuing operations                                   $       0.06           $       0.05
  Loss from discontinued operations                                             --                     --
                                                                      ------------           ------------
Net Income                                                            $       0.06           $       0.05
                                                                      ============           ============
Weighted average number of common shares
 outstanding - dilutive                                                  4,483,530              4,510,000
                                                                      ============           ============


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------------
                                                                                  2000                  1999
                                                                              -----------           -----------
Cash flows from operating activities:
     Net  Profit                                                              $   256,216           $   200,627
     Reconciliation of net Income  to net
       cash provided by operating activities:
          Depreciation and amortization                                           108,294               107,603
          Provision for doubtful accounts                                         331,809               300,876
                                                                              -----------           -----------
    Changes in operating assets and liabilities:
        (Increase) decrease  in trade accounts receivable                      (1,191,294)            2,431,004
        Increase in due from director . officers and employees, net              (128,582)              (60,373)
        (Increase) decrease  in inventories                                    (2,008,949)            1,031,922
        Increase in trading securities,                                          (260,916)                    0
        Decrease (Increase) in prepaid expenses and other
            assets                                                                225,347              (467,684)
        (Increase)  decrease  in other assets                                     (30,070)               15,275
        Increase in accounts payable                                            6,213,274             1,887,219
        Increase (decrease) in accrued expenses and other
            current liabilities                                                    22,509              (328,646)
        Net changes in discontinued operations                                          0                     0
                                                                              -----------           -----------
            Net cash provided by operating activities                         $ 3,537,638           $ 5,117,823
                                                                              -----------           -----------

Cash flows from investing activities:
   Decrease  in restricted  cash, net                                           1,185,504               507,324
   Purchase of securities available for sale                                     (287,998)                    0
   Purchases of  property and equipment                                           (15,942)              (52,187)
                                                                              -----------           -----------
            Net cash provided by  investing activities                            881,564               455,137
                                                                              -----------           -----------
Cash flows from financing activities:
   Repayments of notes and acceptances payable                                 (5,937,294)           (5,624,255)
   Increase (Repayment) of long-term debt                                       1,550,352              (110,107)
   Purchase of Treasury Stock                                                    (454,398)                    0
                                                                              -----------           -----------
            Net cash used in financing activities                              (4,841,340)           (5,734,362)
                                                                              -----------           -----------
Net increase (decrease) in cash and cash  equivalents                            (422,138)             (161,402)
Cash and cash equivalents at beginning of period                                  660,644             1,253,073
                                                                              -----------           -----------

Cash and cash equivalents at end of period                                    $   238,506           $ 1,091,671
                                                                              ===========           ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                   $   808,369           $   870,414
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

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Ezcony Interamerica, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations. The results of operations or cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

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

(2)      EARNINGS PER SHARE - COMMON STOCK

         Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Dilutived earnings or loss per common share included the diluting effect of stock options and warrants. For the three and six month periods ended June 30, 2000 and 1999, options and warrants totaling 640,030 and 725,030 were not included in the computation because their exercise price was greater than the average market price of the shares.

(3)      EXAMINATION OF NEW OR DIFFERENT TYPES OF BUSINESS

The Company is exploring opportunities in additional and different businesses including technology and Internet related business. Management is of the opinion that the shareholders might be better served if the Company were able to successfully transition into a business with greater growth potential than its current business. Management believes that there will be continued pressure on margins and the ability to achieve profitable operations in its current line of business. Management has sought the guidance from investment bankers and has involved counsel in its review of potential opportunities. The Company's efforts in these new ventures are in the planning stages and information regarding these activities has been made public.

(4)      INCOME TAXES

Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are tax exempt. Therefore, the Company did not record any provision for income taxes for its operations in Panama.

(5)      SUBSEQUENT EVENT

On July 18, 2000, the Company entered into an agreement with G.L.Ware Ltd., a company incorporated under the laws of the State of Israel, and G.L. Ware USA, LLC, a Delaware limited liability company, to purchase the assets of G.L. Ware USA, LLC, in exchange for shares in Ezcony. GLA engages in the field of development, marketing and commercialization of software.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

INTRODUCTION

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in
Item 1 of this quarterly report on Form 10-Q.

The financial information given below for the three months ended June 30, 2000 and 1999 refer to the continuing operations of the Company.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

NET SALES

Net sales decreased 17.1% to $14.4 million for the three months ended June 30, 2000 from $17.4 million for the same period in 1999. The decrease is primarily attributable to the decreased sales in the Company's existing markets due to restriction of credit sale, elimination of risk clients and reduction of product lines to eliminate slow selling brand names.

GROSS PROFIT

Gross profit decreased 8.4% from $1.4 million for the three months ended June 30, 1999 to $1.3 million for the same period in 2000. The Company's gross profit margin increased to 8.8% in the three month period ended June 30, 2000 compared to 7.9% in the comparable 1999 period. The increase is primarily attributable to selective sales of merchandise resulting in better margins, the rejection of orders coming at lower margins and highly competitive sales price market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $897,276 for the three months ended June 30, 2000, compared to $937,446 for the same period in 1999. The decrease in selling, general and administrative expenses is primarily attributable to the following: (i) decrease in salaries and commissions, (ii) closing of sales offices, (iii) implementation of a severe austerity program to reduce operating expenses, and (iv) benefits of the implementation of the restructuring program.

INTEREST

Interest income increased to $137,460 for the three months ended June 30, 2000 compared to $66,749 for the same period in 1999 due to interest charged to clients on overdue accounts.

Interest expense increased to $412,830 for the three months ended June 30,2000 compared to $411,577 for the same period in 1999 as a result of additional interest paid banks as result of end of month overdrafts.

PROFIT FROM CONTINUING OPERATIONS

Profit from continuing operations was $8,849 ($0.002 per share) for the three months ended June 30, 2000, compared to a profit of $123,400 ($0.03 per share) for the three months ended June 30, 1999. The change was primarily due to a decrease in selling, general and administrative expenses and interest expenses, and decrease of market value of securities investment.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NET SALES

Total net sales amounted to $33.1 million for the six months ended June 30, 2000, compared to $33.1 million for the same period in 1999. The standstill is primarily attributable to the decreased sales in the Company's existing markets during the month of May, the restriction of credit sales and the elimination of default clients. The Company has also reduced its product lines to eliminate slow selling brand names and has implemented a customer and margin selective sales program.

GROSS PROFIT

Gross profit remained at $2.7 million for the six months ended June 30, 2000 compared to $2.7 million for the same period in 1999. The Company's gross profit margin decreased to 8.0% in the six months period ended June

30, 2000 compared to 8.2% in the comparable 1999 period. The standstill is primarily attributable to the highly competitive sales price market and adjustments to vendors rebates in the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 8.3% to $1.7 million for the six months ended June 30, 2000, compared to $1.9 million for the same period in 1999. The decrease in selling, general and administrative expenses is primarily attributable to the following: (i) decrease in salaries and commissions, (ii) implementation of a severe austerity program to reduce operating expenses, (iii) closing of sales offices, and (iv) benefits of the implementation of the restructuring program.

INTEREST

Interest income increased to $188,187 for the six months ended June 30, 2000 compared to $164,264 for the same period in 1999 due to additional interest being charged on overdue accounts receivable.

Interest expense decreased to $808,369 for the six months ended June 30, 2000 compared to $870,414 for the same period in 1999 as a result of a programmed reduction of bank credit facilities to conform to the reduced sales volume.

PROFIT FROM CONTINUING OPERATIONS

Profit from continuing operations was $256,216 ($0.06 per share) for the six months ended June 30, 2000, compared to $200,627 ($0.05 per share) for the six months ended June 30, 1999. The change was primarily due to the decrease of operating expenses and selective sales to obtain better sales margins.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has, and will continue, to finance its operations through short-term bank borrowing, trade credit and, to a lesser extent, internally generated funds.

Cash provided by operating activities was $3,537,638 in the six months ended June 30, 2000. This is primarily due to $1.2 million increase in accounts receivable, $2.0 increase in inventories and $6.2 increase in accounts payable.

Cash provided by investing activities was $881,564 for the six months ended June 30, 2000, attributable to a decrease in restricted cash balances of $1.2 million, capital expenditures of $15,942 and purchases of securities available for sale of $287,998.

Cash used in financing activities was $4.8 million for the six months ended
June 30, 2000, principally due to repayments of bank borrowings of $5.9 million, increase of long-term debt of $1.6 million and purchase of Treasury Stock of $454,398.

Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. As the Company expanded sales in existing markets, such sales were primarily made on a credit basis as compared to cash basis. Future political and economic changes in the Latin American countries in which the Company sells, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its accounts receivable.

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

At June 30, 2000 the Company had available with five banks an aggregate of $19 million in bank facilities of which $17.8 million was utilized. From time to time, the Company is overdue with various bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowing. All of the Company's lines of credit and credit facilities from its various lenders are "on demand".

The Company continues to have good relationships with its principal suppliers, Sony and Pioneer. At June 30, 2000, the Company's credit facility with Sony was $3.4 million, which was partially collateralized by $2.4 million in stand-by letters of credit. The Company's credit facility with Pioneer at June 30, 2000 was $4.0 million which was partially collateralized by $800,000 in stand-by letters of credit. Overall credit facilities from suppliers was $13.0 million at June 30, 2000 of which $9.7 were used at the end of the period.

For a variety of political and economic reasons, the import of nonessential items such as consumer electronics has been restricted or prohibited from time to time by many Latin American countries through exchange controls, import quotas and restrictions, tariffs and other means. Accordingly, changes in the trade policies of Latin American countries affect both the market for the Company's products as well as the Company's ability to sell its products. The ability of the Company to sustain continued sales growth is greatly dependent on
(i) the continuing favorable economic and political climate of the Latin American countries that it is currently operating in; (ii) the Company's ability to maintain or increase profit margins on its sales within the competitive market that it operates in; (iii) the availability of payment methods to its customers; and (iv) to a lesser extent, product availability.

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

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) the successful retrenchment of the Company's operation in Panama, (ii) the general availability of credit from its principal suppliers and banks to the Company, specifically, the continued cooperation of its major suppliers and its banks to provide credit and their forbearance from time to time as well as the successful consolidation of the Company's borrowings; (iii) the discontinuation of certain non-profit aspects of its business, e.g. certain products and customers; (iv) the Company's ability to increase the profit margins on its sales within the highly competitive markets in which it operates in; (v) continued positive economic developments in those foreign countries in which the Company conducts a material amount of business, including Colombia, Venezuela and Ecuador, as well as those markets which are the source of competition, e.g. Asia.

                           PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

On July 18, 2000, the Company entered into an agreement with G.L.Ware Ltd., a company incorporated under the laws of the State of Israel, and G.L. Ware USA, LLC, a Delaware limited liability company, to purchase the assets of G.L. Ware USA, LLC, in exchange for shares in Ezcony. GLA engages in the field of development, marketing and commercialization of software.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibit 27 Financial Data Schedule

B. None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EZCONY INTERAMERICA INC.



Date: August 15, 2000                            BY:  /s/ EZRA COHEN
                                                      --------------
                                                      Ezra Cohen, President and
                                                      Chief Executive Officer



Date: August 15, 2000                            BY:  /s/ CARLOS N. GALVEZ
                                                      --------------------
                                                      Carlos N. Galvez
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                    DESCRIPTION
-------                    -----------

  27                       Financial Data Schedule