Form 10-Q
period 2000-09-30
EZCONY INTERAMERICA INC
filed 2000-11-20
CIK 887947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2000              Commission File No.
0-20406


                           EZCONY INTERAMERICA, INC.
                           -------------------------
            (Exact Name of Registrant as Specified in Its Charter)



      British Virgin Islands                                 Not Applicable
------------------------------------               -----------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification Number)

Craigmuir Chambers, P.O. Box 71,
     Road Town, Tortola                                  British Virgin Islands
------------------------------------               -----------------------------
(Address of Principal Executive Offices)                       (Country)


              Registrant's telephone number, including area code:
                            (507) 441-6566 (Panama)
                            -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


          YES   X        NO _____
              -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At Oct 1, 2000 there were outstanding:

     4,188,780 common shares, no par value

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q



                                                                                                 Page
                                                                                             ------------
                              PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                                                  3
            September 30, 2000 and December 31, 1999

            Condensed Consolidated Statements of Operations and Accumulated                        4
            Deficit Three Months Ended September 30, 2000 and 1999


            Condensed Consolidated Statement of Comprehensive Income                               5
            Three Months Ended September 30, 2000 and 1999

            Condensed Consolidated Statement of Comprehensive Income                               5
            Nine Months Ended September 30, 2000 and 1999

            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2000 and 1999                                          6

            Condensed Consolidated Statements of Operations and Accumulated
            Deficit for Nine Months Ended September 30, 2000 and 1999                              7


            Notes to Condensed Consolidated Financial Statements                                   8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                    9

                              PART II - OTHER INFORMATION

Item 5.     Other Information                                                                      12

Item 6.     Exhibits and Reports on Form 8-K                                                       12

Signatures                                                                                         12

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                       ASSETS                                              September 30,           December 31,
                                                                               2000                   1999
                                                                           -------------           ------------
Current assets:
 Cash and cash equivalents                                                 $      45,073           $   660,644
 Trade accounts receivable, net                                               16,856,979            14,656,363
 Due from directors, officers and employees, net                                 498,230               369,015
 Inventories                                                                   2,746,144             2,374,284
     Marketable Securities                                                       611,976                     0
     Prepaid expenses and other current assets                                   740,828             1,215,748
 Restricted cash                                                               2,956,905             4,283,039
                                                                           -------------           -----------

          Total current assets                                             $  24,456,135           $23,559,093

Property and equipment, net                                                    4,010,995             4,146,435
Other assets                                                                     216,765               468,461
                                                                           -------------           -----------

          Total assets                                                     $  28,683,895           $28,173,989
                                                                           =============           ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                                         $     451,365           $   612,399
 Notes and acceptances payable                                                 7,790,723            13,454,687
 Accounts payable                                                             12,878,628             7,986,150
 Accrued expenses and other current liabilities                                  225,846                92,100
                                                                           -------------           -----------

          Total current liabilities                                           21,346,562            22,145,336

Long-term debt                                                                 3,744,907             2,255,692
                                                                           -------------           -----------

          Total liabilities                                                $  25,091,469           $24,401,028
                                                                           -------------           -----------

Shareholders' equity:

Common stock, no par value; 15,000,000 share authorized; 4,510,000            12,954,723            12,954,723
 shares and 4,188,780 shares issued and 4,510,000 shares outstanding at September 30, 2000 and December 31, 1999

 Accumulated deficit                                                          (8,907,899)           (9,181,762)
      Less: Treasury Stock at cost                                              (454,398)                    0
      Accumulated Other Comprehensive Income:                                          0                     0
          Unrealized gains on Securities available for sales               -------------           -----------


          Total shareholders' equity                                           3,592,426             3,772,961
                                                                           -------------           -----------

          Total liabilities and shareholders' equity                       $  28,683,895           $28,173,989
                                                                           =============           ===========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                 -----------------------------------
                                                                                     2000                    1999
                                                                                 -----------            ------------
Net sales                                                                        $16,372,828            $15,756,239
Cost of sales                                                                     14,894,778             14,584,859
                                                                                 -----------            -----------

          Gross profit                                                             1,478,050              1,171,380


Selling, general and administrative expenses                                         969,942                871,551
                                                                                 -----------            -----------

Operating income                                                                     508,108                299,829
                                                                                 -----------            -----------

Other income (expenses):
 Interest income                                                                      65,389                 86,576
 Interest expense                                                                   (460,926)              (421,726)
 Other                                                                               (94,924)               143,731
                                                                                 -----------            -----------
     Total Other Income (Expenses)                                                  (490,461)              (191,419)
                                                                                 -----------            -----------

Net Income                                                                            17,647                108,410
                                                                                 -----------            -----------

Accumulated deficit, beginning of period                                          (8,925,546)            (9,489,894)

Accumulated deficit, end of period                                                (8,907,899)            (9,381,484)
                                                                                 ===========            ===========
Income per common share -
      Net Income                                                                 $     0.004            $      0.02
                                                                                 ===========            ===========
Weighted average number of common shares
outstanding - basic                                                                4,188,780              4,510,000
                                                                                 ===========            ===========

Income per share - dilutive:

Net Income                                                                       $     0.004            $      0.02
                                                                                 ===========            ===========

Weighted average number of common shares
 outstanding - dilutive                                                            4,364,858              4,510,000
                                                                                 ===========            ===========

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                              COMPREHENSIVE INCOME

                                                THREE MONTHS ENDED SEPTEMBER 30
                                                          2000           1999
                                                          ----           ----

Net Income                                               $17,647       $108,410
Other Comprehensive Income:
    Unrealized holding gains arising during the period         0              0
Less: reclassification adjustments to
gains included in net income                                   0              0
                                                         -------       --------

Total Comprehensive Income                               $17,647       $108,410
                                                         =======       ========


                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                            2000       1999
                                                            ----       ----
Net Income                                                $273,863  $309,037
Other Comprehensive Income:
    Unrealized holding gains arising during the period
Less: reclassification adjustments for gains
included in net income                                           0         0
                                                          --------  --------

Total Comprehensive Income                                $273,863  $309,037
                                                          ========  ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Nine  Months Ended
                                                                                   September,
                                                                                   --------------------------------------
                                                                                          2000                 1999
                                                                                   ------------------   -----------------
Cash flows from operating activities:
     Net profit                                                                     $    273,863       $        309,037
     Reconciliation of net loss to net cash used in operating
     activities-

       Depreciation and amortization                                                     162,971                160,892
         Provision for doubtful accounts                                                 496,289                 489,23
         (Gain) on Sale of Equipment                                                           0                (10,750)


       Changes in operating assets and liabilities:
          (Increase) in trade accounts receivable                                     (2,696,905)              (352,189)
          (Increase) Decrease in inventories                                            (371,860)               557,024
           Decrease in Trading securities                                                218,705                      0
           Decrease (Increase) in prepaid expenses and other                             474,920               (591,051)
           assets
          (Increase) Decrease in other assets                                           (287,845)                15,277
          Increase (decrease) in accounts payable                                      4,892,478              4,613,650
          Increase (decrease) in accrued expenses and other
          current liabilities                                                            133,746               (544,007)
                                                                                     ------------       ----------------
        Net cash provided by operating activities                                      3,296,362              4,647,166
                                                                                    ------------       ----------------

Cash flows from investing activities:
  Decrease in restricted cash, net                                                     1,326,134                331,281
    Purchase of securities available for sale                                           (291,140)                     0
  Purchases of property and equipment                                                    (27,531)               (76,304)
    Proceeds from sale of equipment                                                            0                 25,780
    Increase in due from directors, officers and employees,
      net                                                                               (129,215)              (129,970)
                                                                                    ------------       ----------------

            Net cash provided by investing activities                                    878,248                150,787
                                                                                    ------------       ----------------

Cash flows from financing activities:
   (Repayment of) proceeds from notes and acceptances payable                         (5,663,964)            (5,442,782)
 Repayment of long-term debt                                                           1,328,181               (200,669)
   Purchase of Treasury Stock                                                           (454,398)                     0
                                                                                    ------------       ----------------
         Net cash used in financing activities                                        (4,790,181)            (5,643,451
                                                                                    ------------       ----------------

Net decrease in cash and cash equivalents                                               (615,571)              (845,498)

Cash and cash equivalents at beginning of period                                         660,644              1,253,073
                                                                                    ------------       ----------------

Cash and cash equivalents at end of period                                          $     45,073       $        407,575
                                                                                    ------------       ----------------

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest                                           $    460,927       $      1,292,140
                                                                                    ============       ================

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND ACCUMULATED DEFICIT


                                        NINE MONTHS ENDED SEPTEMBER 30
                                             2000            1999
                                          ------------   -------------

Net Sales                                 $ 49,489,261    $ 48,866,954
Cost of Sales                               45,355,354      44,989,358
                                          ------------   -------------

Gross Profit                              $  4,133,907    $  3,877,596
Selling, General and Administrative
Expenses                                     2,687,692       2,744,537
                                          ------------   -------------

Operating Income                             1,446,215       1,133,059
                                          ------------   -------------
Other Income (Expenses)
        Interest Income                        253,576         250,840
        Interest (Expense)                  (1,269,295)     (1,292,140)
        Other                                 (156,633)        217,278
                                          ------------   -------------

Total Other Income  (Expenses)            $ (1,172,352)   $   (824,022)
                                          ------------   -------------

Net Income                                $    273,863    $    309,037

Accumulated deficit,
beginning of period                         (9,181,762)     (9,690,521)
                                          ------------   -------------


Accumulated deficit,
end of period                             $ (8,907,899)   $( 9,381,484)
                                          ============   =============

Income per common share - basic:

 Net Income                               $       0.06    $       0.07
                                          ============   =============

Weighted average number of
common share outstanding - basic             4,295,853       4,510,000
                                          ------------   -------------

Income per share - dilutive:
 Net Income                               $       0.06    $       0.07
                                          ============   =============
Weighted average number of
common shares outstanding - dilutive         4,443,380       4,510,000
                                          ============   =============

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Ezcony Interamerica Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations. The results of operations or cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

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

(2)  EARNING PER SHARE - COMMON STOCK

Basic earning or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share included the diluting effect of stock options and warrants. For the three and nine month periods ended September 30, 2000 and 1999, option and warrants totaling 695,030 and 725,030 were not included in the computation because their exercise price was greater than the average market price of the shares.


(3)  EXAMINATION OF NEW OR DIFFERENT TYPES OF BUSINESS

The Company is exploring opportunities in additional and different businesses including technology and Internet related business. Management is of the opinion that the shareholders might be better served if the Company were able to successfully transition into a business with greater growth potential than its current business. Management believes that there will be continued pressure on margins and the ability to achieve profitable operations in its current line of business. Management has sought the guidance from investment bankers and has involved counsel in its review of potential opportunities. The Company's efforts in these new ventures are in the planning stages.


(4)  INCOME TAXES

Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are tax exempt. Therefore, the Company did not record any provision for income taxes for its operations in Panama.

(5)  SUBSEQUENT EVENT

The Company announced on October 24, 2000 that its proposed transaction with G.L. Ware (USA) will not proceed. The Company and G.L. Ware (Israel), the parent of G.L. Ware (USA), have agreed that due to changes in market conditions and other factors affecting G.L. Ware (USA), the transaction as contemplated by the parties, whereby G.L. Ware (USA) would acquire control of the Company, will not proceed as planned. The senior management of the Company and its principal shareholders are continuing discussions with G.L. Ware (USA) regarding potential transactions that could result in a change in control of the Company.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Sales
---------

Net sales increased 4.0% to $16.4 million for the three months ended September 30, 2000 from $15.7 million for the same period in 1999. The increase is primarily attributable to stronger sales in the Company's existing markets and aggressive sales management. The Company has also reduced its product lines to eliminate slow selling brand names.

Gross Profit
------------

Gross profit increased 26% from $1.2 for the three months ended September 30, 1999 to $1.5 million for the same period in 2000. The Company's gross profit margin increased to 9.0% in the three month period ended September 30, 2000 compared to 7.4% in the comparable 1999 period. The increase is primarily attributable to selective sales of merchandise with sales orders restricted to 7.5% minimum margins, the effect of increased clothing sales which have higher margins, the rejection of orders coming at lower margins and highly competitive sales price market.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased to $969,942 for the three months ended September 30, 2000 compared to $871,551 for the same period in 1999.

The increase in selling, general and administrative expenses is primarily attributable to additional traveling and commission expenses related to the new clothing business activity.

Interest
--------

Interest income decreased to $65,389 for the three months ended September 30, 2000 compared to $86,576 for the same period in 1999 due to lower average daily balances of restricted cash in time deposits.

Interest expense increased to $460,926 for the three months ended September 30, 2000 compared to $421,726 for the same period in 1999 as a result of end of month overdrafts.

Profit from Continuing Operations
---------------------------------

Profit from continuing operations was $17,647 ($0.004 per share) for the three months ended September 30, 2000 compared to profit from continuing operations of $108,410 ($0.02 per share) for the three months ended September 30, 1999. The change was primarily due to an increase of bank interest and operating expenses.

COMPARISON OF NINE  MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET SALES
---------

Total net sales amounted to $49.5 million for the nine months ended September 30, 2000, compared to $48.9 million for the same period in 1999. The increase is primarily attributable to the increased sales in the Company's existing markets.



GROSS PROFIT
------------

Gross profit increased to $4.1 million for the nine months ended September 30, 2000, compared to $3.8 million for the same period in 1999. The Company's gross profit margin increased to 8.4% in the nine months period ended September 30, 2000 compared to 7.9% in the comparable 1999 period. This is primarily attributable to the highly competitive sales price market, accepting orders restricted to 7.5% minimum margins and the effect of increased clothing sales which have higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, General and Administrative expenses decreased 2% to $2.69 million for the nine months ended September 30, 2000, compared to $2.75 million for the same period in 1999. This decrease in primarily attributable to the continuity in the severe austerity program to reduce overhead.

INTEREST
--------

Interest Income increased to $253,576 for the nine months ended September 30, 2000, compared to $250,840 for the same period in 1999 due to additional interest being charged on overdue accounts receivable.

Interest expense decreased to $1,269,295 for the nine months ended September 30, 2000 compared to $1,292,140 for the same period in 1999 as a result of a programmed reduction of bank credit facilities to conform to the reduced sales volume.

PROFIT FROM CONTINUING OPERATIONS
---------------------------------

Profit from continuing operations was $273,863 ( $0.06 per share) for the nine months ended September 30, 2000, compared to $309,037 (0.07 per share) for the nine months ended September 30, 1999. The change was primarily due to the decrease of other expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically, and will continue to, finance its operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds.

The Company generated $3,296,362 in cash from operating activities in the nine months ended September 30, 2000. This was primarily due to a $2.7 million increase in trade accounts receivable and $4.9 million increase in accounts payable.

Cash provided in investing activities was $872,248 for the nine months ended September 30, 2000 which is primarily attributable to a decrease in restricted cash balances of $1.3 million.

Cash used by financing activities was $4.8 million in the nine months ended September 30, 2000 principally due to repayment of bank notes and acceptances payable of $5.7million, and repayment of long-term debt of $1.3 million and purchase of Treasury Stock of $454,398.

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

At September 30, 2000, the Company had available with five banks an aggregate of $19 million in bank facilities of which $18.9 million was utilized. From time to time, the Company is overdue with various bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowing. All of the Company's lines of credit and credit facilities from its various lenders are "on demand".

The Company continues to have good relationships with its principal suppliers, Sony and Pioneer. At September 30, 2000 , the Company's credit facility with Sony was $3.4 million of which $2.3million was due and collateralized by $2.4 million in stand-by letters of credit. The Company's credit facility with Pioneer was $1.5 million at September 30, 2000 of which 1.8 million was due and partially collateralized by $800,000 million in stand-by letters of credit. Overall credit facilities from suppliers was $10 million at September 30, 2000, of which 10.8 were used at the end of the period.

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

COUNTRY RISK
------------

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

SEASONALITY
-----------

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

FORWARD LOOKING STATEMENTS
--------------------------

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

                          PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

The Company announced on October 24, 2000 that its proposed transaction with G.L. Ware (USA) will not proceed. The Company and G.L. Ware (Israel), the parent of G.L. Ware (USA), have agreed that due to changes in market conditions and other factors affecting G.L. Ware (USA), the transaction as contemplated by the parties, whereby G.L. Ware (USA) would acquire control of the Company, will not proceed as planned. The senior management of the Company and its principal shareholders are continuing discussions with G.L. Ware (USA) regarding potential transactions that could result in a change in control of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EZCONY INTERAMERICA INC.



Date: November  15, 2000                BY:  /s/ EZRA COHEN
                                             -------------------------
                                             Ezra Cohen, President and
                                             Chief Executive Officer



Date: November 15, 2000                 BY:  /s/ CARLOS N. GALVEZ
                                             --------------------
                                             Carlos N. Galvez
                                             Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                 Exhibit Description
-----------                 -------------------
 Ex 27                       Financial Data
                                Schedule