Form 10-Q/A
period 2000-09-30
EZCONY INTERAMERICA INC
filed 2000-11-21
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2000        Commission File No. 0-20406


                            EZCONY INTERAMERICA, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           British Virgin Islands                      Not Applicable
----------------------------------------     -----------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)

     Craigmuir Chambers, P.O. Box 71,
            Road Town, Tortola                    British Virgin Islands
----------------------------------------     -----------------------------------
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

                              INDEX TO FORM 10-Q/A

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

                           PART II - OTHER INFORMATION

Item 5.  Other Information

                                                                             11

Item 6.  Exhibits and Reports on Form 8-K
                                                                             12

Signatures                                                                   12

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 ASSETS                                September 30,     December 31,
                                                                           2000             1999
                                                                       ------------      ------------
Current assets:
    Cash and cash equivalents                                          $     45,073      $    660,644
    Trade accounts receivable, net                                       16,856,979        14,656,363
    Due from directors, officers and employees, net                         498,230           369,015
    Inventories                                                           2,746,144         2,374,284
    Marketable Securities                                                   611,976                 0
    Prepaid expenses and other current assets                               740,828         1,215,748
    Restricted cash                                                       2,956,905         4,283,039
                                                                       ------------      ------------

               Total current assets                                    $ 24,456,135      $ 23,559,093

Property and equipment, net                                               4,010,995         4,146,435
Other assets                                                                216,765           468,461
                                                                       ------------      ------------
               Total assets                                            $ 28,683,895      $ 28,173,989
                                                                       ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                  $    451,365      $    612,399
    Notes and acceptances payable                                         7,790,723        13,454,687
    Accounts payable                                                     12,878,628         7,986,150
    Accrued expenses and other current liabilities                          225,846            92,100
                                                                       ------------      ------------

               Total current liabilities                                 21,346,562        22,145,336

Long-term debt                                                            3,744,907         2,255,692
                                                                       ------------      ------------

               Total liabilities                                       $ 25,091,469      $ 24,401,028
                                                                       ------------      ------------

Shareholders' equity:

Common stock, no par value; 15,000,000 share authorized;                 12,954,723        12,954,723
4,510,000 shares and 4,188,780 shares issued and
4,510,000 shares outstanding at September 30, 2000 and
December 31, 1999

    Accumulated deficit                                                  (8,907,899)       (9,181,762)
      Less: Treasury Stock at cost                                         (454,398)                0
      Accumulated Other Comprehensive Income:
          Unrealized gains on Securities available for sales                      0                 0
                                                                       ------------      ------------

               Total shareholders' equity                                 3,592,426         3,772,961
                                                                       ------------      ------------

               Total liabilities and shareholders' equity              $ 28,683,895      $ 28,173,989
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

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------
Net sales                                        $ 16,372,828      $ 15,756,239
Cost of sales                                      14,894,778        14,584,859
                                                 ------------      ------------

               Gross profit                         1,478,050         1,171,380

Selling, general and administrative expenses          969,942           871,551
                                                 ------------      ------------

Operating income                                      508,108           299,829
                                                 ------------      ------------
Other income (expenses):
    Interest income                                    65,389            86,576
    Interest expense                                 (460,926)         (421,726)
    Other                                             (94,924)          143,731
                                                 ------------      ------------
     Total Other Income (Expenses)                   (490,461)         (191,419)
                                                 ------------      ------------

Net Income                                             17,647           108,410
                                                 ------------      ------------

Accumulated deficit, beginning of period           (8,925,546)       (9,489,894)

Accumulated deficit, end of period                 (8,907,899)       (9,381,484)
                                                 ============      ============
Income per common share -
      Net Income                                 $      0.004      $       0.02
                                                 ============      ============
Weighted average number of common shares
outstanding - basic                                 4,188,780         4,510,000
                                                 ============      ============
Income per share - dilutive:

Net Income                                       $      0.004      $      0.002
                                                 ============      ============
Weighted average number of common shares
    outstanding - dilutive                          4,364,858         4,510,000
                                                 ============      ============


      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                              COMPREHENSIVE INCOME

                                                              THREE MONTHS ENDED SEPTEMBER 30
                                                                  2000              1999
                                                                --------          --------
Net Income                                                      $ 17,647          $108,410
Other Comprehensive Income:

    Unrealized holding gains arising during the period                 0                 0
Less: reclassification adjustments to
gains included in net income                                           0                 0
                                                                --------          --------

Total Comprehensive Income                                      $ 17,647          $108,410
                                                                ========          ========

                                                                NINE MONTHS ENDED SEPTEMBER 30

                                                                  2000              1999
                                                                --------          --------
Net Income                                                      $273,863          $309,037
Other Comprehensive Income:
    Unrealized holding gains arising during the period
Less: reclassification adjustments for gains
included in net income                                                 0                 0
                                                                --------          --------

Total Comprehensive Income                                      $273,863          $309,037
                                                                ========          ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine  Months Ended September,
                                                                                ----------------------------
                                                                                   2000             1999
                                                                                -----------      -----------
Cash flows from operating activities:
    Net profit                                                                  $   273,863      $   309,037
    Reconciliation of net loss to net cash used in operating
     activities-

       Depreciation and amortization                                                162,971          160,892
           Provision for doubtful accounts                                          496,289          489,283
          (Gain) on Sale of Equipment                                                     0          (10,750)
       Changes in operating assets and liabilities:

          (Increase)  in trade accounts receivable                               (2,696,905)        (352,189)
          (Increase) Decrease  in inventories                                      (371,860)         557,024
           Decrease in Trading securities                                           218,705                0
           Decrease (Increase) in prepaid expenses and other assets                 474,920         (591,051)
          (Increase )  Decrease in other assets                                    (287,845)          15,277
           Increase (decrease) in accounts payable                                4,892,478        4,613,650
           Increase (decrease) in accrued expenses and other
           current liabilities                                                      133,746         (544,007)
                                                                                -----------      -----------
                Net cash provided by operating activities                         3,296,362        4,647,166
                                                                                -----------      -----------

Cash flows from investing activities:
    Decrease  in restricted cash, net                                             1,326,134          331,281
     Purchase of securities available for sale                                     (291,140)               0
    Purchases of property and equipment                                             (27,531)         (76,304)
     Proceeds from sale of equipment                                                      0           25,780
    Increase in due from directors, officers and employees, Net                    (129,215)        (129,970)
                                                                                -----------      -----------

                      Net cash provided by  investing activities                    878,248          150,787
                                                                                -----------      -----------

Cash flows from financing activities:
      (Repayment of) proceeds from notes and acceptances payable                 (5,663,964)      (5,442,782)
    Repayment of long-term debt                                                   1,328,181         (200,669)
      Purchase of Treasury Stock                                                   (454,398)               0
                                                                                -----------      -----------

       Net cash used in financing activities                                     (4,790,181)      (5,643,451)
                                                                                -----------      -----------

Net decrease  in cash and cash equivalents                                         (615,571)        (845,498)

Cash and cash equivalents at beginning of period                                    660,644        1,253,073
                                                                                -----------      -----------

Cash and cash equivalents at end of period                                      $    45,073      $   407,575
                                                                                -----------      -----------

Supplemental disclosures of cash flow information:

    Cash paid during the period for interest                                    $   460,927      $ 1,292,140
                                                                                ===========      ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT


                                               NINE MONTHS ENDED SEPTEMBER 30
                                                  2000                1999
                                              ------------        ------------
Net Sales                                     $ 49,489,261        $ 48,866,954
Cost of Sales                                   45,355,354          44,989,358
                                              ------------        ------------

Gross Profit                                  $  4,133,907        $  3,877,596
Selling, General and Administrative
Expenses                                         2,687,692           2,744,537
                                              ------------        ------------

Operating Income                                 1,446,215           1,133,059
                                              ------------        ------------

Other Income (Expenses)
        Interest Income                            253,576             250,840
        Interest (Expense)                      (1,269,295)         (1,292,140)
        Other                                     (156,633)            217,278
                                              ------------        ------------

Total Other Income  (Expenses)                $ (1,172,352)       $   (824,022)
                                              ------------        ------------

Net Income                                    $    273,863        $    309,037

Accumulated deficit,
beginning of period                             (9,181,762)         (9,690,521)
                                              ------------        ------------

Accumulated deficit,
end of period                                 $ (8,907,899)       $ (9,381,484)
                                              ============        ============

Income per common share - basic:
 Net Income                                   $       0.06        $       0.07
                                              ============        ============

Weighted average number of
common share outstanding - basic                 4,295,853           4,510,000
                                              ------------        ------------

Income per share - dilutive:
 Net Income                                   $       0.06        $       0.07
                                              ============        ============

Weighted average numer of
common shares outstanding - dilutive             4,443,380           4,510,000
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

(2)      EARNING PER SHARE - COMMON STOCK

Basic earning or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share included the diluting effect of stock options and warrants. For the three and nine month periods ended September 30, 2000 and 1999, options and warrants totaling 695,030 and 725,030 were not included in the computation because their exercise price was greater than the average market price of the shares.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses decreased 2% to $2.69 million for the nine months ended September 30, 2000, compared to $2.75 million for the same period in 1999. This decrease is primarily attributable to the continuity in the severe austerity program to reduce overhead.

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

The Company generated $3,296,362 in cash from operating activities in the nine months ended September 30, 2000. This was primarily due to a $2.7 million increase in trade accounts receivable and a $4.9 million increase in accounts payable.

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

Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. As the Company expanded sales in existing markets such sales were primarily made on a credit basis as compared to a cash basis. Future political and economic changes in the Latin American countries in which the Company sells, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its accounts receivable.

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

The Company continues to have good relationships with its principal suppliers, Sony and Pioneer. At September 30, 2000 , the Company's credit facility with Sony was $3.4 million of which $2.3 million was due and collateralized by $2.4 million in stand-by letters of credit. The Company's credit facility with Pioneer was $1.5 million at September 30, 2000 of which 1.8 million was due and partially collateralized by $800,000 million in stand-by letters of credit. Overall credit facilities from suppliers was $10 million at September 30, 2000, of which 10.8 were used at the end of the period.

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

                                            EZCONY INTERAMERICA INC.


Date: November 15, 2000                     BY:   /s/ EZRA COHEN
                                                  --------------------------
                                                  Ezra Cohen, President and
                                                  Chief Executive Officer


Date: November 15, 2000                     BY:   /s/ CARLOS N. GALVEZ
                                                  ----------------------
                                                  Carlos N. Galvez
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

   EX 27           FINANCIAL DATA SCHEDULE