Form 10-K405
period 2000-12-31
EZCONY INTERAMERICA INC
filed 2001-06-01
CIK 887947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-20406

                            EZCONY INTERAMERICA INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

    BRITISH VIRGIN ISLANDS                             NOT APPLICABLE
    ----------------------                             --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            Craigmiur Chambers
               P.O. Box 71
Road Town, Tortola, British Virgin Islands                               NONE
      ------------------------------                                     ----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 29, 2001 was approximately $86,292 based on the $.125 closing sale price for the Common Stock quoted on OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant. The number of shares of Common Stock of the registrant outstanding as of March 29, 2001 was 4,510,000.

                            EZCONY INTERAMERICA INC.
                                TABLE OF CONTENTS

                                                                                                       Page
                                  PART I

ITEM 1.  BUSINESS                                                                                       1
ITEM 2.  PROPERTIES                                                                                     5
ITEM 3.  LEGAL PROCEEDINGS                                                                              6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            6

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS                    6
ITEM 6.  SELECTED FINANCIAL DATA                                                                        7
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                   14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES         14

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                               14
ITEM 11. EXECUTIVE COMPENSATION                                                                        15
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                19
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                20

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.                             20

                                     PART I

ITEM 1. BUSINESS

GENERAL

Ezcony Interamerica Inc. (the "Company") is a leading distributor to Latin America of major brand name consumer electronics, including but not limited to, Sony, Pioneer, AIWA, Samsung, Sharp, Daewoo, Brother and Philips. See page 2 (Major Brand Name Products).

Our consumer electronics products are sold principally to other wholesalers and distributors, as well as directly to retail chains. We believe that we are one of the largest independent distributors of Sony, AIWA and Pioneer products to Latin America.

MARKET OVERVIEW

Since the beginning of our operations in 1982, the principal Latin American markets for our products have varied significantly. In fiscal year 2000, the largest Latin American markets for our products were Venezuela, Colombia, Mexico and Paraguay.

The following table illustrates, for the periods presented, the changes in the principal Latin American markets for our products by sales volume (in thousands) and percentage of total net sales from continuing operations. A small amount of sales were made through distributors and exporters located in the U.S., however, this means of distribution was substantially eliminated as of the end of fiscal year 2000.

                        2000                    1999                    1998
                       Amount        %         Amount        %         Amount        %
                      -------     -------     -------     -------     -------     -------
Venezuela             $18,369          30      15,612          25      18,120          17
Colombia               14,732          24      12,559          20      29,000          27
Mexico                  5,785           9       5,276           8       4,461           4
Paraguay                4,215           7       3,570           6      15,728          14
Ecuador                 1,466           2         422           1       8,015           7
Caribbean               2,353           4       5,535           9           0           0
All Other              15,108          24      19,141          31      33,606          31
                      -------     -------     -------     -------     -------     -------
            Total     $62,028         100     $62,115         100     108,930         100
                      =======     =======     =======     =======     =======     =======

For a variety of political and economic reasons, the importation of non-essential items such as consumer electronics has been restricted or prohibited from time to time by many Latin

American countries through exchange controls, import quotas and restrictions, tariffs and other means. Changes in the trade policies of Latin American countries affect the market for our products as well as our ability to sell our products. Future political and economic changes in certain Latin American countries, including changes in exchange rates, import duties or quotas, imposition or lifting of exchange controls and other import restrictions, are likely to result in changes in the markets we operate in.

In fiscal year 1999, we experienced a loss as a result of a forfeiture dispute that arose with the U.S. government over certain structured payments received during that year; the resolution of which was recognized for financial purposes during that year. We have discontinued accepting this form of payment in connection with our Columbian receivables. We do not believe that this change in payment policy will materially or adversely affect our business; however, there can be no assurance that other similar forms of payment will not be challenged by the U.S. government, or that the business conducted by us in Columbia will not be materially affected by any further governmental scrutiny.

As described above, we conduct a substantial amount of business in Latin America and we believe it to be in compliance with all applicable governmental regulations. There are significant risks in certain countries which arise in connection with our business, including those associated with the receipt of payment for goods sold. In particular, Colombia, which represents a significant market for us, is a country in which the U.S. government has taken a particular interest in monitoring the flow of funds, especially those involving "structured payments," e.g., payment practices using a repetitive high volume of cash or financial instruments in "round" amounts.

We believe that the market for consumer electronics in Latin America differs from similar markets in the U.S. for the following reasons: (i) Independent regional distributors are usually the principal means of distribution of consumer electronics in Latin America, unlike in the U.S. where direct sales by manufacturers are more typical. Although most major consumer electronics manufacturers have single-country distributors, operating subsidiaries or joint ventures; in Latin America, independent regional distributors, such as Ezcony, still represent the predominant channel for consumer electronics sales. We believe that over a period of time this means of distribution may well evolve into a system more like that in the U.S. (ii) State-of-the-art technology, while an important factor in marketing consumer electronics in the U.S., is often less important in Latin America where consumers generally are willing to purchase less advanced products for longer periods of time. (iii) Latin American markets for consumer electronics generally are less developed than in the U.S.

MAJOR BRAND NAME PRODUCTS

We distribute a wide range of major brand name consumer electronics, including televisions, video cassette recorders, cellular products, automobile audio equipment, personal portable stereos, home audio equipment, camcorders and appliances. In fiscal year 2000, sales of Sony, Pioneer, Samsung, Daewoo and AIWA products accounted for approximately 34%, 18%, 23%, 5% and 12%, respectively, of our total net sales.

Most of our major brand name consumer electronics are purchased directly from manufacturers. As is customary with independent distributors of consumer electronics in Latin America, we have no written distributorship agreements or arrangements with these manufacturers. We do have, however, continuing relationships with certain of these manufacturers that span long periods of time, ie. our relation with Sony extends over sixteen years. The lack of distribution agreements or arrangements with our manufacturers, has not caused us to experience any difficulties in obtaining a satisfactory supply of marketable consumer electronics from any of our suppliers. From time to time, we have purchased major brand name consumer electronics from other sources, including other wholesalers and distributors. During fiscal year 2000, we executed a distribution agreement with Rockford Corporation of Arizona, U.S. ("Rockford"), to serve as the exclusive and sole distributor of the products manufactured by Rockford within the Latin American market, except Puerto Rico and Venezuela. This distribution agreement will significantly enhance our sales in the assigned territories.

Most of our purchases of Sony and Pioneer products, are supplied from inventory of these manufacturers located at their respective warehouses in the Colon Panama Free Zone, Republic of Panama (the "Colon Free Zone"). This method of supply allows us to limit the amount of inventory that we must keep on hand which in turn lowers the related inventory holding costs and reduces the lead time on the placement of orders for products. Sony, Pioneer, Daewoo, Rockford and Samsung extend us credit for our purchases. On December 31, 2000, our trade accounts payable to Sony, Pioneer, Daewoo, Rockford and Samsung were approximately $2.8 million, $2.5 million, $1.2 million, $877,725 and $999,743 respectively.

Sales of Sony products accounted for approximately 34%, 38% and 31% of our major brand name product sales in 2000, 1999, and 1998, respectively. Sales of Pioneer products accounted for approximately 20%, 16% and 30% of our major brand name products sales in 2000, 1999, and 1998, respectively. Sales of Daewoo products represented 6.1% , 13.5% and 3.1% of our major brand name products sales in 2000, 1999 and 1998, respectively. Sales of Rockford products represented 2.2%, 0% and 0% of our major brand name products sales in 2000, 1999 and 1998, respectively. Sales of Samsung products represented 23%, 13% and 17% of our major brand name products sales in 2000, 1999 and 1998, respectively.

DISCONTINUED OPERATIONS

In the third quarter of 1998, we decided to restructure our operations by closing our facilities in the U.S. and transferring our operations to the Colon Free Zone facilities. During the 1998 fiscal year, we recorded restructuring charges totaling $250,759 to recognize: (i) severance and benefits for employees to be terminated in the amount of $45,000; (ii) lease obligations ranging from a minimum of $20,800 to a maximum of $137,259; (iii) legal fees in the amount of $17,500; and (iv) a provision for asset impairment in the amount of $51,000. The various benefits of this restructuring resulted in a decrease of our overhead costs in general administrative and sales departments by approximately 49% and were attributable to: (i) decrease of salaries and commissions; (ii) closing of sales offices; (iii) implementation of a severe austerity program to reduce operating expenses; and (iv) implementation of an integrated operations program to increase gross profit margins.

SALES AND DISTRIBUTION

We sell our products primarily to wholesalers and distributors for re-sale in Latin America. In addition, we sell directly to several Latin American retail chains. Our sales staff, which regularly calls on and visits existing and prospective customers, assists us in evaluating market conditions and customers' creditworthiness in their assigned market areas.

In certain countries sales are made to a small number of customers, while in other countries, such as Colombia, sales are made to approximately 100 customers. Our customers include distributors and exporters located in the U.S., most of whom re-export our products directly to Latin America; however, this aspect of our distribution has been significantly curtailed. During the last three fiscal years, no customers accounted for more than 10% of our total net sales.

We maintain warehouse facilities in the Colon Free Zone. During 1998, we leased a warehouse in Miami, Florida which was used as a customs-bonded warehouse on an "as needed" basis. In the last quarter of 1998, however, we ceased using these U.S. facilities. Operating from a customs-bonded warehouse in the Colon Free Zone allows us to import, store and export products without incurring customs duties unless the products are sold locally. See page 5 (Properties), below.

Generally, sales are recorded upon delivery of merchandise to the shipper. At times, we sell inventory while still on board vessels inbound from Asia. In these instances, inbound freight containers are transloaded in the port, or at public warehouses, for shipment to our customers in order to minimize warehousing and handling costs. Since products are normally shipped to our customers shortly after receiving an order, in the past we have not maintained a significant backlog of orders relative to our sales.

CUSTOMER CREDIT

The majority of our sales are made on open account terms, with receipt of payment within 30 to 107 days after receipt of goods by the customer. All other sales are made on the basis of payment on, or in advance, of delivery of merchandise to the shipper or upon receipt of a letter of credit. Certain sales made by us are collected in cash and other negotiable instruments. We require payment in U.S. dollars for all of our sales. Credit limits are established for our customers based on: (i) our knowledge of the customer; (ii) the customer's payment history along with available trade references; and (iii) market conditions. We perform our own analysis of the creditworthiness of our customers, because of a lack of credit reporting systems in Latin America with an extensive base. In addition to the risks customarily associated with extending credit, we have experienced losses from uncollectible receivables due to the difficulty of pursuing judicial remedies in most Latin American countries.

COMPETITION

We compete in the sale of consumer electronics with numerous wholesalers and distributors, some of which have greater financial means and resources than us. We believe that the most important competitive factors in the sale of consumer electronics in Latin America are: (i) extension of customer credit; (ii) price;
(iii) quality; (iv) the variety of merchandise and; (v) the ability to obtain sufficient quantities of merchandise for immediate delivery.

EMPLOYEES

At December 31, 2000, we had 50 full-time employees, all in Panama. As of that date, there were no employees in the U.S. None of our employees are represented by a labor union and we have not experienced any material work stoppages. We consider our relations with our employees to be good.

GEOGRAPHICAL SEGMENT INFORMATION

See pages F-9 (Notes to the Company's Consolidated Financial Statements), Part II, Item 8, for geographical segment information regarding sales, assets and operating income for 2000, 1999 and 1998.

ITEM 2. PROPERTIES

In October 1997, we transferred our warehousing operations from two leased warehouses to a 106,000 square foot warehouse in the Colon Free Zone. Subsequently, in January 1998 we took occupancy of our new 16,140 square foot office and showroom in the Colon Free Zone, which was completed at a cost of approximately $1,235,000. We believe that these new facilities are essential to support the current operations and future growth. Our facilities in the Colon Free Zone are leased from "La Zona Libre De Colon" a Republic of Panama governmental agency which owns the land of the Colon Free Zone. The leases of the real property underlying the warehouse, office and showroom expire on July 31, 2014 and October 31, 2016, respectively, and require annual payments of $12,952 and $6,811, respectively. The leases can be renewed, at the Company's option, for a 20-year renewal term at the rental rate and terms which are in effect for the Colon Free Zone at the time of renewal.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, involved in routine litigation. We believe that presently pending actions will not have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the "OTC Bulletin Board" under the symbol "EZCOF". The following table sets forth the high and low sales prices for our common stock for each quarter during the last two fiscal years, as reported by the "OTC Bulletin Board".

                            2000                        1999
                     High          Low           High          Low
                   --------      --------      --------      --------
First Quarter      $   0.31      $   0.10      $   0.19      $   0.06
Second Quarter         2.37          0.28          0.12          0.04
Third Quarter          3.37          0.62          0.14          0.10
Fourth Quarter         0.63          0.28          0.12          0.10

We are not in compliance with the new market value of public float requirements pursuant to NASD Marketplace Rule 4450 (a) (2), which became effective February 23, 1998. Because of this deficiency, effective August 6, 1998, our common stock was no longer included in the Nasdaq SmallCap Market, and thereafter our common stock began trading on the "OTC Bulletin Board" market.

As of March 30, 2001 there were 63 shareholders of record of our common stock.

In the past we have never paid any dividends and we presently have no plans to pay any dividends on our common stock. All earnings will be retained for the foreseeable future to support operations and to finance the growth and development of our business. The payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and on such other factors deemed relevant by our board of directors.

We are not currently subject to any law or regulation of the British Virgin Islands which would restrict or affect the remittance of dividends or other payments to any holders of our common stock or which require tax withholding from any U.S. holders of our common stock. There is no reciprocal tax treaty between the British Virgin Islands and the U.S. regarding withholding.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for each of the years in the five-year period ended December 31, 2000 are derived from our Consolidated Financial Statements which have been prepared in accordance with generally accepted accounting principles in the U.S. and have been audited by our independent accountants. The selected financial data should be read in conjunction with our Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II Item 7 of this Form 10-K.

                                                                            Year Ended December 31,2000
                                                        --------------------------------------------------------------------
                                                          1996            1997           1998           1999          2000
                                                        ---------      ---------      ---------      ---------     ---------
                                                                          (in thousands, except per share data)
Net sales - continuing operations                       $ 108,746      $ 158,823      $ 108,930      $  62,114     $  62,028
Operating income (loss) from Continuing operations          2,596            929           (810)         1,473     $      78
Income (loss) from continuing operations                    1,930           (933)        (2,944)           509     $  (1,806)
Income (loss) from discontinued operations                   (852)        (2,609)            --             --            --
Net income (loss)                                           1,078         (3,541)        (2,944)           509        (1,806)

Per Common Share:
Income (loss) from continuing operations                $    0.43      $   (0.21)         (0.65)     $    0.11         (0.42)
Income (loss) from discontinued operations                  (0.19)         (0.58)            --             --            --
                                                        ---------      ---------      ---------      ---------     ---------
Net Income (loss)                                       $    0.24      $   (0.79)     $   (0.65)     $    0.11     $   (0.42)
                                                        ---------      ---------      ---------      ---------     ---------
Common shares outstanding                               $   4,500          4,504          4,510          4,510         4,510
                                                        ---------      ---------      ---------      ---------     ---------
                                                           1996           1997           1998           1999          2000
                                                        ---------      ---------      ---------      ---------     ---------
Balance Sheet Data:
Working Capital                                         $   8,386      $   3,444      $   1,608      $   1,414     $     249
  Total Assets                                             37,542         56,929         32,631         28,173        24,340
Short-Term debt                                            11,765         29,057         19,524         14,067        10,166
Long-Term debt                                                458          1,717          2,732          2,256         2,775
Shareholders equity                                         9,737          6,208          3,264          3,773         1,513

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with our Consolidated Financial Statements and the Related Notes to Consolidated Financial Statements.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998.

Net Sales. Net sales in year 2000 were $62.0 million compared to $62.1 million in 1999. In 1999 net sales decreased 43% to $62.1 million from $109 million in 1998. Both in 2000 and 1999, the decrease is primarily attributable to decreased sales in our existing markets, as well as the winding up of business in the U.S. We have also reduced our product lines products with low profit margins. Although there were significant increases in some of our markets in 2000; ie. Venezuela (18%), Columbia (17.8%) and Ecuador (348%), these were offset by overall decreases in the Caribbean region (-57.5%) and Central America (- 41%).

During 2000, sales of Sony products decreased to $21.3 million or 34.4% of net sales as compared to 1999 sales of $23.7 million or 37.9% of net sales. Pioneer sales were $12.2 million in 2000 or 19.9% of net sales compared to $10.1 million or 16.1% of net sales in 1999. Samsung contributed $13.9 million in net sales in 2000 (22.5% of net sales) as compared to $8.3 million in net sales in 1999 (13.3% of net sales).

During 1999, sales of Sony products decreased to $23.7 million or 37.9% of net sales as compared to 1998 sales of $33.7 million or 31% of net sales. Pioneer sales were $10.1 million in 1999 or 16.1% of net sales compared to $32.3 million or 30% of net sales in 1998. Samsung contributed $8.3 million in net sales in 1999 (13.3% of net sales) as compared to $18 million in net sales in 1998 (16.5% of net sales).

Gross Profit. Gross profit increased 12.7% to $5.4 million in 2000 from $4.8 million in 1999. Our gross profit margin increased to 8.8% in 2000 from 7.7% in 1999. In 1999, gross profit decreased 32% to $4.8 million from $7.1 million in 1998. Our gross profit margin increased to 7.7% in 1999 from 6.5% in 1998. Both increases are primarily attributable to selective sales of merchandise with better than historic margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.37 million in 2000 versus $3.36 million in 1999. The increase was principally attributable to: (i) a $21,000 increase in travel expenses as a result of our efforts in exploring new opportunities and different business'; (ii) a $1.6 million increase in bad debt expense; (iii) a $26,000 increase in utilities and telephone; (iv) a $49,600 increase in licenses and shipment taxes; and (v) a $41,200 increase in warehouse maintenance and repairs.

In 1999, selling, general and administrative expenses decreased to $3.4 million versus $7.9 million in 1998. The reduction was principally attributable to: (i) decrease in salaries and commissions; (ii) the implementation of a severe austerity program to reduce operating expenses to a minimum; and (iii) benefits of the implementation of a restructuring program.

Interest. Interest income increased from $326,460 in 1999 to $349,478 in 2000 due to interest charged to customers for past due balances. In 1999, interest income decreased to $326,460 from $495,540 in 1998 due to lower average daily balances of restricted cash.

Interest expense increased from $1.7 million in 1999 to $1.8 million in 2000 as a result of increased interest paid to Hamilton Bank due to monthly overdrafts. In 1999, Interest expense decreased to $1.7 million from $2.9 million in 1998 as a result of decreased sales.

Other Income (Loss). Other income (expenses) decreased from $421,889 in 1999 to an expense of ($405,348) in 2000, primarily attributable to the devaluation of investment securities in the trading classification. In 1999, other income increased to $421,889 from $276,268 in 1998. This increase was primarily attributable to additional rental income derived from partially leasing our warehouse and the yearly increase of rental income from property leased to third parties.

Income (Loss) from Continuing Operations. Losses from continuing operations were ($1,805,714) ($-.42 per share) in 2000 compared to an income of $508,759 ($.11 per share) in 1999. The change was primarily due to the extraordinary reserve for doubtful accounts receivable of $1,858,000 recorded for the year 2000 for accounts that are more than 90 days due. In 1999, income from continuing operations was $508,759 ($.11 per share) compared to a loss from continuing operations of $2.9 million ($.65 per share) in 1998. The change was primarily due to the decrease in the selling, general and administrative expenses along with the increase in other income (expense). Losses from continuing operations in the 2000 fiscal year, as well as in past years, can also be attributed to write off's for uncollectible account receivables due to poor economic conditions in Latin America. Management has taken steps to accurately reflect the impact of uncollectible accounts in fiscal year 2000, along with revising their credit/sales policy. We believe our revised credit/sales policy will minimize future write offs for uncollectible accounts.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds. During 2000 we significantly decreased our bank borrowings and relied more heavily on trade credit from our principal suppliers (described below). Overall, our borrowings decreased due to decreased sales resulting from deterioration in the economic environment of the foreign countries in which we sell goods.

We generated approximately $2.3 million in cash from operating activities in 2000. This was primarily due to a decrease in trade accounts receivables of $1.1 million, bank overdrafts of $957,802, and an increase in accounts payable of $766,101 offset by an increase in inventories of $1.3 million. Cash flow from operating activities in fiscal 2000, was significantly less than in prior years, and should this trend continue, the Company will not have sufficient working capital to continue its present operations. Future decreases in cash from operating activities may force us to rely on further financing from third parties, which may not be available, or in the sale of certain assets which may not be readily marketable. In 1999, we generated approximately $5.2 million in cash from operating activities. This was primarily due to a decrease in trade accounts receivables of $4.1 million primarily as a result of reduced sales on credit and an increase in accounts payable of 1.5 million, offset by an increase in accrued expenses of $927,499.

Cash provided for investing activities was approximately $1.2 million in 2000 compared to $154,659 in 1999 primarily attributable to net decreases in restricted cash in both years.

Cash used for financing activities was approximately $3.8 million in 2000 principally due to the repayment of bank notes and payables of $4.5 million, a $1.1 million increase in long term debt and the purchase of treasury stock in an amount of $454,398. In 1999, cash used for financing activities was approximately $6 million, principally due to the repayment of notes and acceptances due banks and long term debt.

We believe that our ability to repay indebtedness must be achieved through funds generated from our operations. Expanded sales in existing markets were primarily made on a credit basis as opposed to a cash basis. Future political and economic changes in the Latin American countries in which we sell our products, such as the imposition or lifting of exchange controls, may affect our ability to collect our accounts receivable. From time to time, we experience temporary liquidity problems that are typically related to our credit policies with our customers. We have taken measures to decrease the number of days to collect on our accounts receivable by not shipping merchandise to certain customers that have significant past due balances and increasing the collection efforts of our credit and collections department. At December 31, 2000, we had available, with three banks, an aggregate of $19 million in bank facilities of which $17.8 million were being utilized. From time to time, we incur overdrafts with various financial institutions for periods of a few days. At December 31, 2001 our aggregate liability for bank overdrafts incurred during the 2000 fiscal year was $957,802. All of our credit lines and credit facilities from our various lenders are on demand.

We receive open account credit from the majority of our principal suppliers in amounts determined by such manufacturers from time to time and are due on terms which range from 30 days to 90 days after receipt of inventory.

We continue to have good relationships with our principal suppliers, Sony and Pioneer. At December 31, 1999 and 2000, respectively, our credit facility with Sony was $4.8 million and $3.4 million which were partially collateralized by $1.9 and $2.4 million in stand-by letters of credit. Our credit facility with Pioneer at December 31, 1999 and 2000, respectively, was $4 million and $1.5 million which were partially collateralized by $1.7 million and $800,000 in stand-by letters of credit. From time to time both Sony and Pioneer have allowed us to exceed our credit line above its stated amount. At December 31, 1999 and 2000, our trade payable to Sony was $3.9 million and $2.8 million and Pioneer's were approximately $1.2 million and $2.5 million, respectively. Overall credit facilities from suppliers was approximately $8 million at December 31, 2000, of which $8.3 were used at the end of the period.

At December 31, 1999 and 2000, respectively, our outstanding short-term borrowings, comprised of notes and acceptances, were $8.7 million and $8.9 million, principally maturing at varying dates through 2001 and at varying interest rates based on prime rates.

Our short-term borrowings are partially collateralized by approximately $2.8 million of time deposits owned by us. None of our lenders is under any obligation to continue to provide credit to us under currently existing terms.

At December 31, 2000, our working capital decreased to $249,000 from $1.4 million at December 31, 1999, primarily due to maintaining higher inventories. At December 31, 1999, our working capital decreased to $1.4 million from $1.6 million at December 31, 1998, primarily due to maintaining lower inventories.

At December 31, 1999 and 2000, we had available with three banks an aggregate of $19 million and $20 million, respectively, in bank facilities of which $19.7 million and $18.7 million, was utilized. From time to time, we are overdue with various bank lenders for periods of a few days for amounts we do not consider to be significant in light of the size of our borrowings. All of our lines of credit and credit facilities from our various lenders are "on demand."

For a variety of political and economic reasons, the importation of non-essential items such as consumer electronics has been restricted or prohibited from time to time by many Latin American countries through exchange controls, import quotas and restrictions, tariffs and other means. Accordingly, changes in the trade policies of Latin American countries affect both the market for our products as well as our ability to sell our products. Our ability to sustain continued sales growth is greatly dependent on the continuing favorable economic and political climate of the Latin American countries that we are currently operating in, our ability to maintain or increase the profit margins on our sales within the competitive market we operate in, availability of payment methods to our customers, and, to a lesser extent, product availability.

COUNTRY RISK

We do a substantial amount of business in Latin America. There are significant "Country Risks" which arise in connection with this business, including those associated with the receipt of payment for goods sold. In particular, Colombia, which represents a significant market for us, is a country for which the U.S. government has taken particular interest in monitoring the flow of funds. Although we believe that payments received currently comply with all applicable U.S. government laws and regulations, there can be no assurance that forms of payment will not be challenged by the U.S. government, or that business done in Colombia by us will not be materially affected by U.S. government scrutiny. See page 1, (Market Overview).

SEASONALITY

Our operations have historically been seasonal with generally higher sales in the second and third fiscal quarters. Higher second and third quarter sales result from increased sales to retail chains and in anticipation of the Christmas holiday season. Sales may also vary by fiscal quarter as a result of the availability of merchandise for sale. Therefore, the results of any interim period are not necessarily indicative of the results that might be expected during a full fiscal year.

FOREIGN EXCHANGE FLUCTUATIONS

Although fluctuations in foreign exchange rates could affect our cost of inventory, such fluctuations have not been material to our results of operations since we make all of our purchases in U.S. dollars. Unforeseen fluctuations in foreign exchange rates could result in our customers being unable to meet their obligations since we require payment in U.S. dollars for all of our sales.

ASSET MANAGEMENT

In 2000, our inventory turnover from continuing operations was 15 times compared to 25 times for the year ended December 31, 1999 and 17 times for the year ended December 31, 1998. The generally high rate of inventory turnover benefits us by allowing us to maximize our sales within our limitations in supplier and bank credit. We generally do not maintain a significant inventory of our products. At December 31, 2000 inventories were $3.7 million compared to $2.3 million at December 31, 1999, a 56% increase and $2.2 million at December 31, 1998, an 8.4% decrease.

At December 31, 2000, trade accounts receivable were $11 million compared to $14.7 million at December 31, 1999, a decrease of 25% and $19.3 million at December 31, 1998, a decrease of 24.4%. At December 31, 2000, the number of days of sales from continuing operations in accounts receivable was 107 days compared to 99 days at December 31, 1999 and 85 days at December 31, 1998. This increase was principally due to political and economic changes that affected the timing of collections. Future political and economic changes in the Latin American countries in which we sell, such as the imposition or lifting of exchange controls, may affect our ability to collect our accounts receivable.

We grant credit to our customers after considering various factors, including reputation, location, available financial information and the number of years in business. No formal credit reporting is available for Latin American companies. We closely monitor credit sales by monitoring each customer's payment history and other relevant information.

FORWARD LOOKING STATEMENTS

From time to time, we publish "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, which relate to such matters as anticipated financial performance, business prospects, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Such factors include, among others: (i) increasing working capital; (ii) obtaining and maintaining bank credits despite overdue status or other defaults from time to time. The general availability of credit from our principal suppliers and banks to finance our inventory, specifically, the continued cooperation of our major suppliers and our banks to provide credit, and their forbearance from time to time as well as the successful consolidation of our borrowings; (iii) the discontinuation of certain non-profit aspects of our business, e.g., certain products and customers; (iv) collection of receivables in excess of 90 days; (v) economic developments in those foreign countries in which we conduct a material amount of business, including Colombia, Paraguay, Ecuador, and Venezuela, as well as those markets which are the source of competition, e.g., Asia.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 - F-24 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We were formally advised in writing on December 2, 1998, that our independent certified public accountants were withdrawing from their engagement to audit our financial statements. The accountants' report on our financial statements for the previous two years did not contain any adverse opinion, or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. Further, there have been no disagreements with our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the accountants, would have caused the accountants to make reference to the subject matter of the disagreement(s) in connection with their report(s) thereon during our two most recent fiscal years and the subsequent interim period through December 2, 1998 (ie. the date of the former accountant's resignation).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning our directors and executive officers is set forth below:

         Ezra Cohen, age 39, has been our President and Chief Executive Officer since January 1992. He became Chairman of our board of directors on April 30, 1996. Mr. Cohen has also been a director and President of Ezcony International Corporation, a subsidiary of ours, since March 1988. Mr. Cohen was a director and President of Ezcony Trading Corporation ("Ezcony Trading"), another subsidiary of ours, from 1982 until March 1988. Mr. Cohen again became President of Ezcony Trading on April 30, 1996.

         Moises Ezra Cohen, age 72, has been a director of ours since 1990. Mr. Cohen was Chairman of our board of directors from January 1992 until April 30, 1996, and President of Ezcony Trading from March 1988 until April 30, 1996. Prior to December

1989, Mr. Cohen was owner and President of Novedades Toby, a group of consumer retail stores in Panama City, Republic of Panama.

         Carlos N. Galvez, age 55, has been a director of ours since 1999 and our Chief Financial Officer since September of 1998. Mr. Galvez served as Vice President of Finance and Administration of Atlantic Time, S.A., a Nevada corporation and subsidiary of Seiko Corporation of America in Mahwah, NJ. Mr. Galvez joined Ezcony Trading as Finance Manager in September 1996 and remains in that post today.

         Leonard J. Sokolow, age 43, has been a director of ours since 1995. Mr. Sokolow has served as President of Union Atlantic, L.C., a privately-held consulting and merchant banking group, since September 1996. Mr. Sokolow was Chairman of the Board and President of The Americas Growth Fund, Inc., an investment company, from August 1994 until December 1998. Since August 1993, Mr. Sokolow has been President and Chief Executive Officer of Genesis Partners, Inc., a privately-held corporation that provides domestic and international investment banking and financial advisory services. From May 1988 to July 1993, Mr. Sokolow was employed by Windmere-Durable Holdings, Inc., a public company engaged in the manufacture and distribution of personal care products and small household appliances, most recently as its Executive Vice President of Operations, Administration and Finance and General Counsel. Mr. Sokolow is a director of Catalina Lighting Inc., a public company engaged in the import and distribution of commercial and residential electrical lighting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file certain reports ("Section 16 Reports") with the SEC with respect to ownership and changes in ownership of our common stock. Based solely on our review of Section 16 Reports furnished to us and written representations from reporting persons, all Section 16(a) requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by us to our Chief Executive Officer for services rendered in all capacities to us and our subsidiaries for each of our last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-term
                                                                             Compensation
                                            Annual Compensation                 Awards
                            --------------------------------------------------------------
                                                                              Securities
  Name and Principal                                           Other Annual   Underlying     All Other
      Position              Year      Salary        Bonus      Compensation     Options    Compensation
      --------              ----      ------        -----      ------------     -------    ------------
Ezra Cohen                  2000     $200,000     $      0          0              0        $28,600(1)
Chief Executive Officer     1999     $157,500     $      0          0              0        $12,420(1)
and President               1998     $310,000     $      0          0              0        $50,252(2)

----------------
(1) Premiums on life insurance paid by us.
(2) Includes $30,000 in return for personally guaranteeing bank loans and life and health insurance.

              Aggregated Options Exercised in the Last Fiscal Year
                        and Fiscal Year-End Option Values

The following table sets forth information with respect to the value of unexercised stock options held by our Chief Executive Officer December 31, 2000. During the year ended December 31, 2000, no options were exercised by our Chief Executive Officer and no SAR's were granted.

                     Shares                       Number of Securities             Value of Unexercised
                     Acquired on    Value         Underlying Unexercised           In-the-Money Options at
Name                 Exercise (#)   Realized($)   Options at fiscal Year-End (#)   Fiscal Year-End ($)

                                                  Exerciseable/Unexercisable       Exerciseable/Unexercisable
Ezra Cohen               0              0                   192,140                         $54,030

                            Compensation of Directors

Non-employee directors receive fees of $500 per month plus $250 for attendance at each board and committee meeting. In addition, each year they receive options for 5,000 shares of common stock, or some greater amount at the boards discretion, exercisable at the closing price on the date awarded.

                 Employment Arrangements and Compensation Plans

Ezra M. Cohen, has been our President and CEO since 1996 and has a salary of $200,000 per year since January 2000, plus life insurance coverage. Mr. Cohen was also a Director and President of Ezcony Trading Corporation , a subsidiary of Ezcony Interamerica, Inc., from 1982 until April 30, 1996.

Carlos N. Galvez was hired on September 24, 1996 as our Finance and Administration Manager with a yearly salary of $36,000. Mr. Galvez became a Director and CFO of Ezcony Interamerica, Inc. since January 1999.

Ezra Homsany Gateno served as our Chief Operating Officer and Executive Vice President until his resignation on June 18, 1997. Mr. Homsany Gateno resigned from the Company effective June 30, 1997, pursuant to a Termination Agreement (the "Consulting/Non-Compete Agreement"). The terms of the Consulting/Non-Compete Agreement provide for a consulting period beginning July 1, 1997 through December 31, 1999 during which Mr. Homsany Gateno served as a consultant to us in exchange for a total compensation of $375,770 ($114,500 from July 1, 1997 through December 31, 1997, $146,170 from January 1, 1998 through December 31, 1998 and $114,500 from January 1, 1999 through December 31, 1999) and for the provision of health insurance benefits through June 30, 1998. The Consulting/Non-Compete Agreement also requires Mr. Homsany Gateno to (i) continue as a guarantor for certain of our existing credit lines, (ii) execute a non-compete and confidentiality agreement covering a period through June 30, 2000, and (iii) fully vests him on his existing options waiving the requirement that he exercise the vested options within ninety days after his termination. As of the date of this filing Mr. Homsany Gateno no longer serves in any capacity to the Company.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Board's Compensation Committee, is now or has been an employee of ours or any of our subsidiaries or has any relationship disclosed under "Certain Transactions" below.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Under rules established by the SEC, we are required to provide a report explaining the rationale and considerations that led to fundamental compensation decisions affecting our executive officers during the past fiscal year. The report of the Compensation Committee is set forth below.

The Compensation Committee, which is composed of our only outside director, has determined that compensation for executive officers should be linked to our performance and, to a lesser extent, recognize an individual's contribution to a business unit and personal performance for our long-term success.

In 1997, with the assistance of an outside consulting firm, the Compensation Committee developed a Strategic Compensation Program (the "Program") which established a performance management process linked to our Strategic Plan. The Program is applicable to compensation policies for all executive officers, and there is no differentiation in application among the executive officers named in the compensation table.

The 2000 compensation of the executive officers was established in 1995 under the Program, and comprised of a base salary, bonus payout computed on achievement of objective goals and the grant of stock options pursuant to our stock option plan.

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

While the Compensation Committee reviews each executive officer's performance against objective goals and in light of similarly-situated officers in similarly-situated companies, the review and analysis is somewhat subjective. Also, in connection with these reviews the Compensation Committee and the outside consulting firm considered the input of our Chief Executive Officer as to the performance of each of the other executive officers.

                                PERFORMANCE GRAPH

The following graph compares the year-end total return of our common stock with the NASDAQ Stock Market Index and the Ibbotson Small Company Index from the close on December 31, 1995 to December 31, 2000, assuming a hypothetical initial value of $100. We have chosen to use the Ibbotson Small Company Index because our business profile does not fit into any published industry or line-of-business index. Moreover, as a wholesale distributor of consumer electronics in Latin America, we do not have a peer group of publicly traded companies. There are a number of companies that are wholesale distributors of computers and computer products in the U.S., however, we believe that these companies are not comparable to us and do not form a peer group. The Ibbotson Small Company Index is a market value weighted index of the ninth and tenth decile market capitalization New York Stock Exchange stocks plus stocks listed on the American Stock Exchange and traded over-the-counter with the same or less capitalization as the upper bound of the New York Stock Exchange's ninth decile.

                                 [INSERT GRAPH]






ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of December 31, 2000, regarding all persons known to us to be the beneficial owners of more than 5% of our outstanding common stock.

            Name                     Number of Shares        Percent of Class
--------------------------------------------------------------------------------
Moises Ezra Cohen                     1,838,110(1)               40.8%
Ave. Manuel Dominador Bazan,
Edif. C9, Local #15
Zona Libre de Colon
Colon, Republic of Panama

Moises Homsany                          854,900                  20.0%
Ave. Manuel Dominador Bazan,
Edif. C9, Local #15
Zona Libre de Colon
Colon, Republic of Panama

            Name                     Number of Shares        Percent of Class
--------------------------------------------------------------------------------
Ezra Cohen                              275,846(2)                6.1%
7620 N.W. 25th St., Unit 5
Miami, Florida 33122

--------------------
(1) Includes options to purchase 15,000 shares.
(2) Includes options to purchase 192,140 shares



                        SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of March 31, 2001, the beneficial ownership of common stock by all of our current directors, all persons nominated to become directors, all executive officers named in the "Executive Compensation" section of this Form 10-K, and by all directors and executive officers as a group.

            NAME                     NUMBER OF SHARES        PERCENT OF CLASS
--------------------------------------------------------------------------------
Ezra Cohen                               275,846(1)                 6.12%
Moises Ezra Cohen                      1,838,110(2)                40.76%
Leonard J. Sokolow                        40,000(3)
All current directors and
   executive officers as a
   group (three people)                2,133,956(4)
                                                                   47.31%
---------------
 *  Less than 1%
(1) Includes options to purchase 192,140 shares.
(2) Includes options to purchase 15,000 shares.
(3) Includes options to purchase 40,000 shares.
(4) Includes options to purchase 227,140 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In fiscal 2000 we paid on behalf of Ezra Cohen, our CEO, a total of $107,786.58 in connection with personal and unaccounted for business expenses. The monies owed are considered to be unsecured loans by the Company, payable on demand and bearing no interest. At December 31, 1999 and 2000, the aggregate balance owed by Mr. Cohen to the Company under this arrangement was $313,204.98 and $420,991.56. Mr. Cohen has agreed to repay us $2,000 per month against the outstanding balance.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) (1) FINANCIAL STATEMENTS

Financial statements of the Company are set forth in Part II, Item 8.

(2) FINANCIAL STATEMENTS SCHEDULE

Schedule II - Valuation and Qualifying accounts for the year ended December 31,
              2000, 1999 and 1998, are set forth herein

(3) EXHIBITS

Exhibit No.                      Description                          Method of Filing
-----------                      -----------                          ----------------
   3 (a)      Amended and Restated Memorandum of Association and
              Articles of Association of the Registrant.                    (2)
   3 (b)      Amendment to Amended and Restated Memorandum of
              Association and Articles of Association.                      (3)
   4 (a)      Form of Warrant Agreement.                                    (1)
   4 (b)      Amendment to Warrant Agreement.                               (5)
   4 (c)      Second Amendment to Warrant Agreement.                        (6)
   10.1       Amended and Restated Stock Option Plan.                       (6)
   10.2       Retirement Agreement dated February 26, 1996 with
              Moises Ezra Cohen.                                            (5)
   10.3       "Poliza de Credito" from "Banco Exterior" dated
              January 27, 1992(accompanying English summary).               (1)
   10.4       "Poliza de Credito" from "Banco Exterior" dated
              September 4, 1991 (with accompanying English
              summary).                                                     (1)
   10.5       Confidentiality and Non-Competition Agreement of
              Enrique P. Lacs.                                              (1)
   10.6       "Permiso de Operacion 179" (with accompanying English
              summary).                                                     (1)
   10.7       Lease from Ezcony Trading Corporation to Hooters and
              Dreams, S.A. dated March 18, 1994 (with accompanying
              English summary).                                             (4)
   10.8       Hamilton Bank Security Agreement made by Ezcony
              Trading Corporation.                                          (5)
   10.9       Loan Contract (Line of Credit) with Banco de
              Iberoamerica (with English summary).                          (5)
   10.10      Addendum dated May 12, 1997 to the Distribution
              Agreement for Motorola Cellular Products dated June
              17, 1996 by and between King David Com. Exportacao e
              Importacao Ltda. and Ezcony Interamerica Inc.                 (7)

Exhibit No.                      Description                          Method of Filing
-----------                      -----------                          ----------------
   10.11      Termination Agreement dated June 18, 1997 and
              Confidentiality and Noncompetition Agreement by and
              between Ezcony Interamerica Inc. and Subsidiaries and
              Ezra Homsany.                                                 (7)
   10.12      "Poliza de Credito" from "Banco Exterior" dated July
              8, 1997 (with accompanying English summary).                  (8)
   10.13      "Poliza de Credito" from "The Chase Manhattan Bank"
              dated June 4, 1997 (with accompanying English
              summary).                                                     (8)
   10.14      "Poliza de Credito" from "Banco Confederado De
              America Latina, S.A." dated June 18, 1997 (with
              accompanying English summary).                                (8)
   10.15      "Poliza de Credito" from "Banco Panamericano, S.A."
              dated June 17, 1997 (with accompanying English
              summary).                                                     (8)
   10.16      Loan Contract (Line of Credit) with Banco de
              Iberoamerica (with accompanying English summary).             (8)
   10.17      "Contrato de Compraventa De Acciones" dated September
              2, 1997 (with accompanying English summary).                  (8)
   10.18      Contract for purchase of building from COFRISA dated
              July 28, 1997 (with accompanying English summary).            (8)
   10.19      Credit Facility with Hamilton Bank dated December 31,
              1998.                                                         (8)
   10.20      Rockford Corporation Distribution Agreement dated
              Jan.26, 2000. (10)10.21 J.W Genesis Capital Market,
              Inc. Agreement dated Nov. 17, 1999.                          (10)
   16         Accountant's letter.                                          (9)
   22         List of subsidiaries.                                         (5)
   23         Consent of McClain & Company, L.C.                           (10)
   99         Accountant's resignation letter.                             (11)

--------------------
(1) Incorporated by reference to Ezcony's Form F-1 dated May 21, 1992 (No. 33-48061).
(2) Incorporated by reference to Ezcony's Amendment No. 1 dated July 9, 1992 to Ezcony's Form F-1.
(3) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended June 30, 1993.
(4) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1994.
(5) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1995.
(6) Incorporated by reference to Ezcony's Form 10-K for the year ended December 31, 1996.

(7) Incorporated by reference to Ezcony's Form 10-Q for the quarterly period ended June 30, 1997.
(8) Incorporated by reference to Ezcony's Form 10-K405/A as filed with the Securities and Exchange Commission on April 15, 1998.
(9) Incorporated by reference to Ezcony's Form 8-K/A as filed with the Securities and Exchange Commission on December 18, 1998.
(10) Incorporated by reference to Ezcony's Form 10-K405/A as filed with the Securities and Exchange Commission on April 15, 2000. (11) Incorporated by reference to Ezcony's Form 8-K as filed with the Securities and Exchange Commission on December 7, 1998.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EZCONY INTERAMERICA INC.

Date: May 29, 2001                           BY: /S/ EZRA COHEN
                                                --------------------------------
                                                Ezra Cohen
                                                Chief Executive Officer


/S/ CARLOS N. GALVEZ                            Chief Financial Officer
-------------------------------                 May 29, 2001
Carlos N. Galvez


/S/ MOISES EZRA COHEN                           Director
-------------------------------                 May 29, 2001
Moises Ezra Cohen


/S/ LEONARD J. SOKOLOW                          Director
-------------------------------                 May 29, 2001
Leonard J. Sokolow

                       CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES


                               ROAD TOWN, TORTOLA

                             BRITISH VIRGIN ISLANDS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ezcony Interamerica, Inc. and Subsidiaries
British Virgin Islands

We have audited the consolidated balance sheets of Ezcony Interamerica, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezcony Interamerica, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

McClain & Company, L.C.

February 16, 2001
Miami, Florida

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)

                                                        ASSETS

                                                                                           December 31,
                                                                                  ----------------------------
                                                                                       2000            1999
                                                                                  ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $    379,031    $    660,644
    Trade accounts receivables, net                                                 11,006,830      14,656,363
    Due from directors, officers and employees, net                                    876,807         369,015
    Inventories                                                                      3,700,662       2,374,284
    Marketable securities                                                              388,706         278,625
    Prepaid expenses and other current assets                                        1,173,684         937,123
    Restricted cash                                                                  2,775,663       4,283,039
                                                                                  ------------    ------------

           Total current assets                                                     20,301,383      23,559,093

PROPERTY AND EQUIPMENT, NET                                                          3,962,308       4,146,435

OTHER ASSETS                                                                            75,963         468,461
                                                                                  ------------    ------------

           Total assets                                                           $ 24,339,654    $ 28,173,989
                                                                                  ============    ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft                                                                $    957,802    $         --
    Notes and acceptances payable                                                    8,928,294      13,454,687
    Current portion of long-term debt                                                1,237,824         612,399
    Accounts payable                                                                 8,752,251       7,986,150
    Accrued expenses and other current liabilities                                     175,771          92,100
                                                                                  ------------    ------------

           Total current liabilities                                                20,051,942      22,145,336

LONG-TERM DEBT                                                                       2,774,863       2,255,692
                                                                                  ------------    ------------

           Total liabilities                                                        22,826,805      24,401,028
                                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 15, 16 AND 17)

SHAREHOLDERS' EQUITY
    Common stock, no par value, 15,000,000 shares
        authorized, 4,188,780  and 4,510,000 shares
        issued and outstanding in 2000 and 1999                                     12,954,723      12,954,723
    Accumulated deficit                                                            (10,987,476)     (9,181,762)
    Accumulated other comprehensive income:
        Unrealized gain on securities available for sale                                    --              --
                                                                                  ------------    ------------
                                                                                     1,967,247       3,772,961
    Less treasury stock at cost                                                        454,398              --
                                                                                  ------------    ------------

           Total shareholders' equity                                                1,512,849       3,772,961
                                                                                  ------------    ------------

           Total liabilities and shareholders' equity                             $ 24,339,654    $ 28,173,989
                                                                                  ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)

                                                        Years ended December 31,
                                              -----------------------------------------------
                                                   2000             1999             1998
                                              -------------    -------------    -------------
NET SALES                                     $  62,027,663    $  62,114,794    $ 108,930,340

COST OF SALES                                    56,575,858       57,279,674      101,836,237
                                              -------------    -------------    -------------

         Gross profit                             5,451,805        4,835,120        7,094,103

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                        5,374,258        3,361,310        7,904,052
                                              -------------    -------------    -------------

         Operating income (loss)                     77,547        1,473,810         (809,949)

OTHER INCOME (EXPENSES)
  Interest income                                   349,478          326,460          495,540
  Interest expense                               (1,827,415)      (1,713,400)      (2,905,694)
  Other                                            (405,324)         421,889          276,268
                                              -------------    -------------    -------------

         (Loss) income from continuing
             operations before income taxes      (1,805,714)         508,759       (2,943,835)

PROVISION FOR INCOME TAXES                               --               --               --
                                              -------------    -------------    -------------

         Net (loss) income                    $  (1,805,714)   $     508,759    $  (2,943,835)
                                              =============    =============    =============

EARNINGS PER COMMON SHARE:
  Basic earnings per common share             $        (.42)   $         .11    $        (.65)
                                              =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:                             4,268,865        4,510,000        4,510,000
                                              =============    =============    =============

DILUTED EARNINGS PER COMMON SHARE:                     (.42)             .11             (.65)
                                              =============    =============    =============

WEIGHTED AVERAGE DILUTED NUMBER OF
  COMMON SHARES OUTSTANDING:                      4,268,865        4,510,000        4,510,000
                                              =============    =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (STATED IN U.S. DOLLARS)

                                                        Years ended December 31,
                                                 ----------------------------------------
                                                     2000           1999          1998
                                                 -----------    -----------   -----------
NET (LOSS) INCOME                                $(1,805,714)   $   508,759   $(2,943,835)

Other comprehensive income:
  Unrealized holding gains arising
      during the period                                   --             --            --

Less reclassification adjustments for gains
      included in net income                              --             --            --
                                                 -----------    -----------   -----------

             Total comprehensive (loss) income   $(1,805,714)   $   508,759   $(2,943,835)
                                                 ===========    ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                            (STATED IN U.S. DOLLARS)



                                     Number of
                                      Shares                                                        Total
                                    Issued and        Common      Treasury       (Accumulated    Shareholders'
                                   Outstanding        Stock         Stock          (Deficit)       Equity
                                  ------------    ------------   ------------    ------------    ------------
BALANCE, January 1, 1997             4,510,000    $ 12,954,723   $         --    $ (6,746,686)   $  6,208,037

         Net loss                           --              --             --      (2,943,835)     (2,943,835)
                                  ------------    ------------   ------------    ------------    ------------

BALANCE, December 31, 1998           4,510,000      12,954,723             --      (9,690,521)      3,264,202

         Net income                         --              --             --         508,759         508,759
                                  ------------    ------------   ------------    ------------    ------------

BALANCE, December 31, 1999           4,510,000      12,954,723             --      (9,181,762)      3,772,961

  Acquisition of treasury stock       (321,220)             --       (454,398)             --        (454,398)

         Net loss                           --              --             --      (1,805,714)     (1,805,714)
                                  ------------    ------------   ------------    ------------    ------------

BALANCE, December 31, 2000           4,188,780    $ 12,954,723   $   (454,398)   $(10,987,476)   $  1,512,849
                                  ============    ============   ============    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)


                                                                    Years ended December 31,
                                                          --------------------------------------------
                                                               2000           1999            1998
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                     $ (1,805,714)   $    508,759    $ (2,943,835)
    Adjustments to reconcile net (loss) income
        to net cash provided by operating activities:
           Depreciation and amortization                       217,925         214,644         262,709
           Provision for doubtful accounts                   2,481,190         623,980       3,326,551
           Bad debt recoveries                                      --        (181,000)             --
           Loss on abandonment                                      --              --          50,886
           Gain on sale of fixed assets, net                        --         (11,220)             --
           Changes in operating assets and liabilities:
              Decrease in trade accounts receivable          1,168,343       4,168,756       8,915,695
              Decrease (increase) in trading securities        148,346        (278,625)             --
              Increase in due from directors, officers
                and employees, net                            (507,792)        (21,971)       (167,882)
              (Increase) decrease in inventories            (1,326,378)       (155,915)      6,958,583
              (Increase) decrease in prepaid
                expenses and other assets                      155,937        (648,874)        757,543
              Increase in bank overdraft                       957,802              --              --
              Increase (decrease) in accounts payable          766,101       1,532,822     (11,799,378)
              Increase (decrease) in accrued expenses
                and other current liabilities                   83,671        (565,038)     (1,044,233)
                                                          ------------    ------------    ------------

                   Net cash provided by operating
                      activities                             2,339,431       5,186,318       4,316,639
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in restricted cash                          1,507,376         208,876       4,342,405
    Purchases of securities available for sale                (258,427)             --              --
    Purchases of property and equipment                        (33,798)        (80,467)       (176,534)
    Proceeds from sale of property and equipment                    --          26,250              --
                                                          ------------    ------------    ------------

                   Net cash provided by investing
                      activities                             1,215,151         154,659       4,165,871
                                                          ------------    ------------    ------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (STATED IN U.S. DOLLARS)



                                                         Years ended December 31,
                                                 -----------------------------------------
                                                     2000           1999           1998
                                                 -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes and acceptances
        payable, net                             $(4,526,393)   $(5,624,409)   $(9,755,513)
    Proceeds from long-term borrowings             1,144,596             --      1,450,000
    Repayment of long-term debt                           --       (308,997)      (204,811)
    Purchase of treasury stock                      (454,398)            --
                                                 -----------    -----------    -----------

                Net cash used in financing
                   activities                     (3,836,195)    (5,933,406)    (8,510,324)
                                                 -----------    -----------    -----------

                Net decrease in cash and
                   cash equivalents                 (281,613)      (592,429)       (27,814)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR:                               660,644      1,253,073      1,280,887
                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
    END OF YEAR:                                 $   379,031    $   660,644    $ 1,253,073
                                                 ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
        Cash paid during the year for interest   $ 1,800,718    $ 1,910,058    $ 2,425,377
                                                 ===========    ===========    ===========

        Cash paid during the year for taxes      $        --    $        --    $        --
                                                 ===========    ===========    ===========

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

                PRINCIPLES OF CONSOLIDATION
                The consolidated financial statements include the accounts of Ezcony Interamerica, Inc. and its wholly-owned Subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

                    Securities Held to Maturity
                    ---------------------------
                    Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost and adjusted for amortization of premium and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity.

                    Trading Securities
                    ------------------
                    Bonds, notes, debentures, and certain equity securities which the Company intends to sell in the near term are reported at fair value with unrealized gains and losses included in earnings. Premiums and discounts are recognized in interest income using a method approximating the interest method over the period to maturity.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE  2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                INVESTMENT SECURITIES (CONTINUED)

                    Securities Available for Sale
                    -----------------------------
                    Bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held to maturity securities are classified as securities available for sale. Unrealized gains and losses are reported as a net amount in other comprehensive income. Premiums and discounts are recognized in interest income using a method approximating the interest method over the period to maturity.

                In the case that investment securities are sold, gains and losses are computed under the specific identification method.

                INVENTORIES
                Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventories in transit are stated at cost.

                PROPERTY AND EQUIPMENT
                Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated lives of these assets, which range from seven years to 20 years. Depreciation on property is computed using the straight-line method over a period of 40 years. Amortization of leasehold improvements is computed using the straight- line method over the shorter of the lease term (including renewal periods) or the estimated useful life of the related asset. Repairs and maintenance are charged to expense as incurred while expenditures for major renewals and betterments are capitalized.

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

                The Company does not file a consolidated tax return in the United States. The Company's United States subsidiaries, which are inactive, file an income tax return for both state and federal taxes. The Company's Panamanian subsidiary, which operates in the Colon Free Zone, Republic of Panama, enjoys special tax rates granted by the Panamanian tax authorities. Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are tax exempt.

                EARNINGS PER SHARE
                Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the diluting effect of stock options and warrants.

                REVENUE RECOGNITION
                The Company recognizes revenue when products are shipped to customers. Expenses are recognized when incurred.

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

                RECENT PRONOUNCEMENTS
                In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which summarized the SEC staff's views regarding the recognition and reporting of revenues in financial statements and requires companies to comply with the SAB no later than the fourth fiscal quarter of the fiscal year. The adoption of this SAB did not have an effect on the Company's financial condition or results of operations.

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

                RECENT PRONOUNCEMENTS (CONTINUED)
                During 1998, the Company adopted SFAS No. 130, reporting comprehensive income. It requires disclosure of non-owner changes in stockholders' equity and is defined as net income, plus direct adjustments to stockholders' equity.

                The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". This statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This rule now will apply to all quarters to all years beginning after June 15, 2000.

                In 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards that require every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. SFAS 133 was to be adopted for the Company's year 2000 financial statements. The Company anticipates that the adoption of SFAS 133 will have no effect on the Company's financial condition or results of operations as the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

                The adoption of SFAS Nos. 130, 131 and 133, will have no effect on the Company's reported net income.

                FAIR VALUES OF FINANCIAL INSTRUMENTS
                The following assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

                    Cash, Cash Equivalents and Restricted Cash
                    The carrying amounts of cash, cash equivalents and restricted cash approximate their fair value.

                    Due from Directors, Officers and Employees, Net
                    The carrying amounts of due from directors, officers and employees approximate their fair value.

                    Notes Payable, Acceptances Payable and Long-term Debt
                    The fair values of the notes payable, acceptances payable and long-term debt are estimated based upon current rates offered to the Company for debt of the same remaining maturities. Carrying amounts of notes payable, acceptances payable and long-term debt are reasonable estimates of their fair values.

                RECLASSIFICATIONS

                Certain amounts included in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE  3 -       INVESTMENT SECURITIES
                Investment securities have been classified in the consolidated balance sheet according to management's intent. At December 31, 2000, the Company had equity securities classified as available for sale with a cost and fair market value of $258,427. At
                December 31, 1999, the Company did not have investment securities classified as available for sale or held to maturity.
                At December 31, 1998, the Company did not have investment securities.

                At December 31, 2000 and 1999, trading securities totaled $137,740 and $278,625, respectively. Net unrealized holding (losses)/gains on trading securities of approximately $(600,000) and $76,000 were included in earnings during the years ended December 31, 2000 and 1999, respectively, as a component of other income.

NOTE  4 -       RESTRICTED CASH
                At December 31, 2000 and 1999, certificates of deposit were pledged by the Company with various banks to guarantee the credit lines. The certificates of deposit were placed in various banks in the following locations:

                                       2000         1999
                                    ----------   ----------
                    United States   $       --   $1,401,498
                    Panama           2,775,663    2,881,541
                                    ----------   ----------
                                    $2,775,663   $4,283,039
                                    ==========   ==========

                The certificates of deposit at December 31, 2000 and 1999 have annual interest rates ranging from 4.7% to 6.0% and 4.5% to 5.8%, respectively.

NOTE  5 -       INVENTORIES
                At December 31, 2000 and 1999, inventories consisted primarily of consumer electronic products at the following locations:

                                                         2000          1999
                                                     -----------    -----------
                    Colon Panama Free Zone warehouse $ 3,734,572    $ 2,404,722
                    In transit                             2,300          5,772
                                                     -----------    -----------
                                                       3,736,872      2,410,494
                    Reserve for obsolescence             (36,210)       (36,210)
                                                     -----------    -----------
                                                     $ 3,700,662    $ 2,374,284
                                                     ===========    ===========

NOTE  6 -       PROPERTY AND EQUIPMENT
                At December 31, 2000 and 1999, property and equipment consists of the following:

                                                         2000           1999
                                                     -----------    -----------
                    Buildings                        $ 3,956,448    $ 3,955,808
                    Furniture and office equipment       856,342        829,763
                    Transportation equipment             307,372        305,072
                    Machinery and equipment              208,419        204,140
                                                     -----------    -----------
                                                       5,328,581      5,294,783
                    Less accumulated depreciation     (1,366,273)    (1,148,348)
                                                     -----------    -----------

                                                     $ 3,962,308    $ 4,146,435
                                                     ===========    ===========

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE  7 -       CONCENTRATION OF CREDIT RISK
                The Company's sales were made to customers located in, or for distribution in, the following countries:

                                                             2000           1999           1998
                                                        ------------   ------------   ------------
                    Colombia                            $ 14,731,894   $ 12,558,788   $ 29,000,026
                    Paraguay                               4,215,198      3,569,665     15,727,964
                    United States                          3,727,703      3,337,331     11,883,274
                    Ecuador                                1,465,628        421,809      8,015,145
                    Venezuela                             18,368,594     15,611,948     18,119,708
                    Mexico                                 5,784,483      5,276,397      4,461,177
                    Peru                                     367,184         54,098        812,023
                    Brazil                                   170,679        285,030        512,299
                    Caribbean region                       2,352,901      5,534,911             --
                    Turkey                                 1,490,305             --             --
                    All other countries (primarily in
                       Latin America and composed
                       of over 10 countries)               9,353,094     15,464,817     20,398,724
                                                        ------------   ------------   ------------

                                                        $ 62,027,663   $ 62,114,794   $108,930,340
                                                        ============   ============   ============

                A summary of accounts receivable by country of distribution is as follows:

                                                                   2000            1999
                                                              ------------    ------------
                    Colombia                                  $  4,645,507    $  5,093,796
                    Paraguay                                     1,840,940       2,626,384
                    Ecuador                                        814,775         365,709
                    Venezuela                                    3,023,083       4,718,132
                    Mexico                                       1,482,835       2,010,631
                    Caribbean region                             1,046,350       2,237,823
                    Argentina                                      323,884         314,461
                    Turkey                                         451,864              --
                    All other countries (primarily in Latin
                       America)                                  2,163,756       2,455,306
                                                              ------------    ------------
                                                                15,792,994      19,822,242
                    Less allowance for doubtful accounts        (4,790,187)     (5,165,879)
                                                              ------------    ------------

                                                              $ 11,002,807    $ 14,656,363
                                                              ============    ============

                Certain sales made by the Company are collected in cash or other negotiable instruments. During 2000, 1999, and 1998, the Company had no major customers whose sales exceeded 10% of total net sales.

                At various times during the years ended December 31, 2000 and 1999, the Company maintained cash balances with financial institutions in the United States in excess of the amount insured by the Federal Deposit Insurance Corporation, $100,000.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE  8 -       MAJOR SUPPLIERS
                During the years ended December 31, 2000, 1999, and 1998, 35%,
                38%, and 31%, respectively, of the Company's purchases consisted of products purchased from Sony Corporation of Panama, S.A.
                ("Sony"). Amounts payable to Sony as of December 31, 2000 and
                1999, were approximately $2,837,000 and $3,882,000,
                respectively. International Latin America, S.A. ("Pioneer"), purchases represented 19%, 16%, and 30% of total purchases for the years ended December 31, 2000, 1999 and 1998, respectively.
                Amounts payable to Pioneer as of December 31, 2000 and 1999, were approximately $2,510,000 and $1,167,000, respectively.

                The Company does not have a written agreement with either Sony or Pioneer to act as a distributor in any particular country. Sony and Pioneer could, at any time, stop or limit sales to the Company or prohibit the Company from distributing its products in any one or more countries. The Company is extended credit terms from year-to- year.

NOTE  9 -       GEOGRAPHICAL SEGMENT INFORMATION
                Sales originating from Panama, the United States and British
                Virgin Islands for the years ended December 31, 2000, 1999 and
                1998, were as follows:

                                                 2000           1999           1998
                                              -----------   ------------   ------------
                    Panama                    $62,027,663   $62,114,794    $ 90,391,151
                    United States                      --            --      18,439,249
                    British Virgin Islands             --            --          99,940
                                              -----------   -----------    ------------
                                              $62,027,663   $62,114,794    $108,930,340
                                              ===========   ===========    ============

                Identifiable assets by geographical area are as follows:

                                                                2000           1999
                                                            -----------    -----------
                    Panama                                  $22,808,709    $26,772,491
                    United States                             1,530,945      1,401,498
                                                            -----------    -----------

                                                            $24,339,654    $28,173,989
                                                            ===========    ===========

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE  9 -       GEOGRAPHICAL SEGMENT INFORMATION (CONTINUED)
                Operating income (loss) from continuing operations by geographical area is as follows:


                                                  2000         1999           1998
                                             ------------   ------------   ------------
                    Panama                   $    77,547   $ 1,473,810    $   699,225
                    United States                     --            --       (557,112)
                    British Virgin Islands            --            --       (952,062)
                                             -----------   -----------    -----------

                                             $    77,547   $ 1,473,810    $  (809,949)
                                             ===========   ===========    ===========

                (Loss) income from continuing operations before income taxes by geographical area is as follows:


                                                  2000         1999           1998
                                             ------------   ------------   ------------
                    Panama                   $(1,805,714)  $   508,759    $(1,247,559)
                    United States                     --      (756,503)
                    British Virgin Islands            --      (939,773)
                                             -----------   -----------    -----------

                                             $(1,805,714)  $   508,759    $(2,943,835)
                                             ===========   ===========    ===========

NOTE 10 -       NOTES AND ACCEPTANCES PAYABLE
                At December 31, 1999, acceptances payable to banks and borrowings available under several lines of credit aggregate approximately $19,000,000. These borrowings bear interest between 9.14% to 9.75% and mature at varying dates through 2000.
                They are collateralized by certificates of deposit of $4,283,039 at December 31, 1999, trade accounts receivables, inventories and guaranteed by certain of the Company's shareholders.

                The weighted average interest rate as of December 31, 1999 was 9.45%.

                As of December 31, 2000, the Company had only one $14,000,000 line of credit and numerous acceptances payable to a bank. This line of credit has an interest rate of prime plus 1% and matures June 20, 2001. This line of credit and acceptances are collateralized by certificates of deposit totaling $1,401,498, mortgage on commercial property in Colon Free Zone, Panama, and guaranteed by a shareholder of the Company. At December 31, 2000, the Company had available approximately $1,600,000 of unused lines of credit after taking into account acceptances and letters of credit.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 11 -       LONG-TERM DEBT
                Long-term debt at December 31, 2000 and 1999, consists of the following:

                                                                                             2000                 1999
                                                                                           ----------          ----------
                Notepayable, bearing interest at 10.25%, payable in monthly installments of principal and interest in the amount of
                    $12,681, expiring in April 2003, collateralized by a first
                    mortgage on the rental building.                                       $1,610,745          $  202,525

                Note payable, bearing interest at prime plus 2%
                    (10.5% at December 31, 2000), payable in monthly
                    installments of principal and interest in the amount of
                    $21,090, with the unpaid balance due in December 2002,
                    collateralized by a first mortgage on the warehouse.                    1,210,871           1,301,876

\                Note payable, bearing interest at prime plus 2%
                    (11.5% at December 31, 2000), payable in monthly principal installments of $17,262, expiring in June 2004,
                    collateralized by a first mortgage on building.                         1,191,071           1,363,690
                                                                                           ----------          ----------

                                                                                            4,012,687           2,868,091
                    Less current portion                                                    1,237,824             612,399
                                                                                           ----------          ----------

                                                                                           $2,774,863          $2,255,692
                                                                                           ==========          ==========

                Maturities of long-term debt are as follows:

                    Year ending
                    December 31,
                    ------------
                       2001                                                                $1,237,824
                       2002                                                                 1,237,824
                       2003                                                                   967,400
                       2004                                                                   569,639
                                                                                           ----------

                                                                                           $4,012,687
                                                                                           ==========

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 12 -       INCOME TAXES
                The provision for income taxes includes the following components:

                                                          2000       1999        1998
                                                        --------   --------   --------
                    United States - Federal             $     --   $     --   $     --
                    Panama                                    --         --         --
                                                        --------   --------   --------

                                                        $     --   $     --   $     --
                                                        ========   ========   ========

                The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2000, 1999 and 1998 to income (loss) before income tax expense as a result of the following:

                                                           2000      1999        1998
                                                        --------   --------   --------
                    Computed "expected" United States

                       tax (benefit) expense            $     --   $     --   $     --
                    Effect of foreign operations              --         --         --
                    Valuation allowance change                --         --         --
                    Other, net                                --         --         --
                                                        --------   --------   --------

                    Provision for income taxes          $     --   $     --   $     --
                                                        ========   ========   ========

                At December 31, 2000, the Company's U.S. subsidiaries had net operating loss carryforwards for U.S. tax purposes of approximately $2,855,000, expiring in various years through 2012. A full valuation allowance has been recorded by the Company since management believes that the Company will not be subject to taxation in the future.

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

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 13 -       STOCK OPTION PLAN AND OTHER
                The Company's 1992 stock option plan (the "Plan"), adopted by the board of directors and the shareholders of the Company on April 21, 1992, is intended to improve the Company's financial performance by providing long-term incentives to the Company's directors, officers and key employees and to aid in the recruitment of additional qualified and competent employees. The
                Plan is administered by a committee comprised of outside directors (the "Committee").

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

                During 1999, the Company entered into an agreement with an unrelated party who is to provide financial advisory services ("Advisor"). In relation to this agreement, the Company issued a warrant to the Advisor to purchase 100,000 common shares exercisable at a price of 10 cents per share, and 100,000 common shares exercisable at a price of 40 cents per share. Depending upon achieving certain goals within the agreement, these options can expire in November 2000 or in November 2004.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 13 -       STOCK OPTION PLAN AND OTHER (CONTINUED)
                The following table presents additional information concerning the activity in the stock option plan:

                                                                                                                Weighted
                                                                                                               Average of
                                                                                                 Number         Exercise
                                                                                               of Options        Price
                                                                                              -----------      ----------
                Balance at December 31, 1997                                                     705,030          $2.04
                    Options granted                                                               20,000          $0.22
                                                                                               ----------
                Balance at December 31, 1998                                                     725,030          $1.98
                                                                                                ---------
                    Options granted                                                              200,000          $ .25
                    Options exercised                                                                 --          $  --
                    Options terminated                                                           (10,000)         $4.13
                                                                                               ----------
                Balance at December 31, 1999                                                     915,030          $1.58
                    Options granted                                                                  --              --
                    Options exercised                                                                --              --
                    Options terminated                                                          (200,000)         $ .25
                                                                                                ---------
                Balance at December 31, 2000                                                     715,030          $1.96

                                                                                 2000              1999            1998
                                                                                 ----              ----            ----
                Weighted average fair value of
                    options granted during the
                       year                                                      $N/A              $0.01          $0.15
                                                                                 ====              =====          =====

                The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                Weighted
                                                                Average          Weighted                        Weighted
                                                               Remaining         Average         Vested          Average
                          Exercise            Number          Contractual        Exercise         Number         Exercise
                         Price Range        Outstanding       Life (Years)         Price        Exercisable        Price
                         ------------       -----------       ------------       ---------      -----------      --------
                         $ .22- $ .22          20,000             2.76            $ .22           20,000          $ .22
                         -----  -----
                         $1.25- $1.88         277,530             4.76            $1.77          277,530          $1.77
                          ----   ----
                         $1.94- $2.56         371,500             5.08            $1.98          371,500          $1.98
                          ----   ----
                         $3.50- $4.13          46,000             3.30            $3.63           46,000          $3.30
                          ----   ----         -------                                            -------
                                              715,030                             $1.96          715,030
                                              =======                                            =======

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 13 -       STOCK OPTION PLAN AND OTHER (CONTINUED)
                As of December 31, 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based
                Compensation. Accordingly, the Company is required to disclose proforma net income and earnings per share as if compensation expense relative to the fair value of the options granted had been included in earnings. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, expected life of one year in 1999 and five years in 1998, volatility factors of 80% for 1999 and 1998; risk-free interest rates of 6.2% in 1999 and 5.2% for 1998, and no dividend payments. Had compensation cost for the Company's option plan been determined and recorded consistent with SFAS
                No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts as follows:

                                                              Year Ended December 31,
                                                      -------------------------------------
                                                          2000         1999         1998
                                                      -----------    --------   -----------
                    Net (loss) income
                       as reported                    $(1,805,714)   $508,759   $(2,943,835)
                                                      ===========    ========   ===========

                    Proforma                          $(1,805,714)   $445,427   $(3,032,888)
                                                      ===========    ========   ===========

                    (Loss) earnings per share-basic
                       and assuming dilution
                           as reported                $      (.42)   $    .11   $      (.65)
                                                      ===========    ========   ===========

                    Proforma                          $      (.42)   $    .10   $      (.67)
                                                      ===========    ========   ===========

                The 2000, 1999 and 1998 proforma effect on net (loss) income is not necessarily indicative of the effect in future years because it does not take into consideration proforma compensation expense related to grants made prior to 1996.

NOTE 14 -       EARNINGS PER SHARE
                Basic earnings or loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the year ended 1999, options and warrants to purchase 915,030 shares of common stock at prices ranging from $.10 - $3.88 per share were outstanding but not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. For the years ended 2000 and 1998, the effect of stock options and warrants were not included in the computation because such inclusion would have been antidilutive.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 15 -       COMMITMENTS AND CONTINGENCIES
                The Company has entered into various operating lease agreements.
                The following is a schedule of future rental payments as of December 31, 2000, for operating leases having initial non-cancelable lease terms in excess of one year.

                    Year ending
                    December 31,
                    ------------
                       2001                              $ 19,763
                       2002                                19,763
                       2003                                19,763
                       2004                                19,763
                       2005                                19,763
                       Thereafter                         184,957
                                                         --------

                                                         $283,772
                                                         ========

                As a result of restructuring its operations during 1998, the Company bought out its existing lease contract for an office facility, warehouse and equipment located in the United States for approximately $155,000.

                Rent expense was $23,732, $22,550, and $112,372 for the years ended December 31, 2000, 1999 and 1998, respectively.

                The Company leases its building in Panama City, Panama. Rental income included in other income in the accompanying Consolidated Statements of Operations was $59,843 and $223,110 in 1999 and 1998, respectively. During 1999, the lease was cancelled due to the inability of the tenant to make the monthly payments.

                At December 31, 2000, the Company had standby letters of credit in the amount of $4,450,000, collateralizing the trade accounts of various vendors, primarily Sony, Pioneer and AIWA.

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)

NOTE 16 -       LEGAL MATTERS
                In 1998 and 1999, the Company was notified of a forfeiture action against certain funds deposited by the Company. The action requested the forfeiture of the seized funds to the United States Government. The Company believes there is no basis for the seizure or forfeiture. Nonetheless, to avoid the expense and disruption of litigation and also the use of the seized funds for an extended period of time, the Company reached an agreement to settle the forfeiture civil action against these funds. Terms of the agreement require the return of all funds seized less $255,000. The Company has recorded the settlement amount as litigation expense in the accompanying Consolidated
                Statement of Operations, and as accrued expense and other current liabilities in the accompanying Consolidated Balance
                Sheet as the seized funds related to 1997 sales.

                The Company is also engaged in ordinary litigation incidental to its business. The Company does not believe that such ordinary routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

NOTE 17 -       RELATED PARTY TRANSACTIONS
                On March 31, 1999, the Company entered into an arbitration settlement with David Djemal and Daniel Homsany, two former directors, officers, and shareholders of the Company. In return for their resignations as officers and directors of the Company and the surrender of all of their equity interests in the Company, the Company paid each individual $200,000 (these deposits are included in other assets at December 31, 1999) plus
                $12,000 per individual representing accrued and unpaid salaries, and the Company canceled debts owed by the individuals to the Company in the aggregate of $52,000. Along with their resignations, both individuals deposited their Company common stock into an escrow account where it would be held until the Company removed both individuals from a number of personal guarantees that they had entered into for the Company. During the year ended December 31, 2000, these two individuals were removed from their personal guarantees and the common stock was released from escrow and returned to the Company. Accordingly, $454,398 was removed from other assets and recorded as Treasury
                Stock as a result of the terms of this agreement being met.

NOTE 18 -       SELECTED QUARTERLY DATA FOR 2000 (UNAUDITED)

                                                First       Second          Third         Fourth
                                               Quarter      Quarter        Quarter        Quarter          Year
                                            -----------   -----------    -----------    -----------     ----------
                    Calendar Year 2000
                    ------------------
                       Revenues             $18,686,314   $14,430,119    $16,372,828    $12,538,402     $62,027,663
                       Operating income
                         (loss)                 563,832       374,275        508,108     (1,368,668)         77,547
                       Net income (loss)        247,367         8,849         17,647     (2,079,577)     (1,805,714)
                       Earnings per share
                         Basic                      .05          .002           .004           (.50)           (.42)
                                            ===========   ===========    ===========    ===========     ===========

                       Weighted average
                         shares assuming

                         dilution                   .05          .002           .004           (.50)           (.42)
                                            ===========   ===========    ===========    ===========     ===========

                   EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (STATED IN U.S. DOLLARS)


NOTE 18 -       SELECTED QUARTERLY DATA FOR 2000 (UNAUDITED) (CONTINUED)

                                                First         Second          Third         Fourth
                                               Quarter        Quarter        Quarter        Quarter          Year
                                            ------------    -----------   ------------    -----------     -----------
                    Calendar Year 1999
                    ------------------
                    Revenues                $15,711,922    $17,398,793     $15,756,239    $13,247,840     $62,114,794
                    Operating income
                      (loss)                    382,661        450,659         229,829        410,661       1,473,810
                    Net income (loss)            77,227        123,400         108,410        199,722         508,759
                    Earnings per share
                      Basic                         .02            .03             .02            .04             .11
                                            ===========    ===========     ===========    ===========     ===========

                    Weighted average
                      shares assuming
                      dilution                4,510,000      4,510,000       4,510,000      4,510,000       4,510,000
                                            ===========    ===========     ===========    ===========     ===========