Form 10-Q
period 2001-03-31
EZCONY INTERAMERICA INC
filed 2001-06-14
CIK 887947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2001            Commission File No. 0-20406


                           EZCONY INTERAMERICA INC.
                           -----------------------
            (Exact Name of Registrant as Specified in Its Charter)



         British Virgin Islands                           Not Applicable
------------------------------------------        ------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

     Craigmuir Chambers, P.O. Box 71,
           Road Town, Tortola                         British Virgin Islands
------------------------------------------         -----------------------------
(Address of Principal Executive Offices)                     (Country)

              Registrant's telephone number, including area code:
                            (507) 441-6566 (Panama)
         -------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


                  YES   X                   NO
                      -----                    -----


As of March 31, 2001, 4,188,000 shares of the Registrant's Common Stock, no par value per share, were outstanding.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                                     Page
                                                                                     ----
                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000......................................   3

         Condensed Consolidated Statements of Operations and Accumulated Deficit
         Three Months Ended March 31, 2001 and 2000................................   4

         Condensed Consolidated Statement of Comprehensive Income
         Three Months Ended March 31, 2001 and 2000.................................  5

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 and 2000.................................  6

         Notes to Condensed Consolidated Financial Statements.......................  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................  8

                                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................... 11

Signatures.......................................................................... 12

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS                                      March 31,             December 31,
                                                                                   2001                    2000
                                                                              -------------            ------------
Current assets:
    Cash and cash equivalents                                                 $     449,763            $    379,031
    Trade accounts receivable, net                                               11,761,196              11,006,830
    Due from directors, officers, employees and others, net                         889,783                 876,807
    Inventories                                                                   3,864,873               3,700,662
    Marketable Securities                                                           277,417                 388,706
    Prepaid expenses and other current assets                                     1,154,254               1,173,682
    Restricted cash                                                               2,755,665               2,775,665
                                                                              -------------            ------------
  Total Current Assets                                                           21,152,951              20,301,383

Property and equipment, net                                                       3,915,221               3,962,308

Other asset                                                                         116,996                  75,963
                                                                              -------------            ------------
               Total assets                                                   $  25,185,168            $ 24,339,654
                                                                              =============            ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Bank Overdraft                                                            $   1,551,455            $    957,802
    Current portion of long-term debt                                               992,763               1,237,824
    Notes and acceptances payable                                                 8,935,212               8,928,294
    Accounts payable                                                              9,116,427               8,752,251
    Accrued expenses and other current liabilities                                  137,579                 175,771
                                                                              -------------            ------------
               Total current liabilities                                         20,733,436              20,051,942

Long-term debt                                                                    2,774,863               2,774,863
                                                                              -------------            ------------
               Total liabilities                                              $  23,508,299            $ 22,826,805
                                                                              -------------            ------------
Shareholders' equity:
    Common stock, no par value; 15,000,000 shares
      authorized; 4,510,000 issued and 4,188,780 shares
      outstanding                                                                12,954,723               12,954,723
Less: Treasury Stock at cost                                                       (454,398)                (454,398)
      Accumulated other comprehensive income:
       Unrealized losses on securities available for sale                           (92,299)                       0
    Accumulated deficit                                                         (10,731,157)             (10,987,476)
                                                                               ------------             ------------
               Total shareholders' equity                                         1,676,869                1,512,849
                                                                               ------------             ------------

               Total liabilities and shareholders' equity                      $ 25,185,168             $ 24,339,654
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

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)


                                                                                 Three Months Ended March 31,
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                ------------      ------------
Net sales                                                                       $ 13,958,147      $ 18,686,314
Cost of sales                                                                     12,536,954        17,302,008
                                                                                ------------      ------------
               Gross profit                                                        1,421,193         1,384,306

Selling, general and administrative expenses                                         881,476           820,474
                                                                                ------------      ------------

Operating income                                                                     539,717           563,832
                                                                                ------------      ------------
Other income (expenses):
    Interest income                                                                   86,233            50,727
    Interest expense                                                                (399,003)         (395,539)
    Other                                                                             29,372            28,347
                                                                                ------------      ------------
            Total Other Income (Expenses)                                           (283,398)         (316,465)
                                                                                ------------      ------------
            Net Income                                                               256,319           247,367

Accumulated deficit, beginning of period                                         (10,987,476)       (9,181,762)
                                                                                ------------      ------------

Accumulated deficit, end of period                                               (10,731,157)       (8,934,395)
                                                                                ============      ============
Income per common share - basic:

  Net Income per share (Loss):                                                  $       0.06      $       0.06
  Weighted average number of common shares                                      ============      ============
   outstanding - basic                                                             4,188,780         4,510,000
                                                                                ------------      ------------
Income per common share - dilutive:                                             $       0.06      $       0.06
                                                                                ------------      ------------
  Net Income per share (Loss):
  Weighted average number of common shares
   outstanding - dilutive                                                          4,188,780         4,510,000
                                                                                ------------      ------------


 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                             COMPREHENSIVE INCOME

                                                                       Three Months Ended March 31
                                                                       ---------------------------
                                                                          2001             2000
                                                                       ---------------------------
Net Income                                                             $ 256,319       $ 247,367
Other Comprehensive Income:
  Unrealized holding losses arising during the period                    (92,299)              0
Less: reclassification adjustments for gains included in
         net income                                                            0               0
                                                                       ---------       ---------
Total Comprehensive Income                                             $ 164,020       $ 247,367
                                                                       ---------       ---------













 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   2001             2000
                                                                               -----------      -----------
Cash flows from operating activities:
    Net Income                                                                  $ 256,319       $  247,367
    Reconciliation of net income to net cash provided by
       operating activities-
       Depreciation and amortization                                               55,123           53,853
       Provision for doubtful accounts                                            209,788          187,021

       Changes in operating assets and liabilities:
          (Increase) decrease  in trade accounts receivable                      (964,154)       (2,403,925)
          Increase in due from directors, officers, employees and other, net      (12,976)         (139,812)
          Increase in inventories                                                (164,211)       (1,014,030)
          Decrease (Increase) in prepaid expenses and other assets                 19,428            66,802
          (Increase) Decrease in trading securities                               (18,990)         (761,511)
          Decrease (Increase )in other assets                                     (41,033)          196,186
          Increase (decrease) in accounts payable                                 364,176         4,572,779
          Increase (decrease) in accrued expenses,  other
          current liabilities and bank overdraft                                  555,461            40,601
                                                                                ---------       -----------
                Net cash provided by  operating activities                      $ 296,911       $ 1,045,331
                                                                                ---------       -----------

Cash flows from investing activities:
    Decrease (Increase) in restricted cash, net                                 $  20,000       $   (21,161)
    Purchase of securities available for sale                                           0          (258,427)
    Purchases of property and equipment                                            (8,036)           (9,115)
                                                                                ---------       -----------
                Net cash provided by investing activities                       $  11,964       $  (288,703)
                                                                                ---------       -----------


Cash flows from financing activities:
    (Repayment of) proceeds from notes and acceptances payable                  $   6,918       $(1,236,246)
    Repayment of long-term debt                                                  (245,061)         (111,962)
                                                                                ---------       -----------
                Net cash used  by financing activities                          $(238,143)      $(1,348,208)
                                                                                ---------       -----------

Net increase (decrease) in cash and cash equivalents                            $  70,732       $  (591,580)

Cash and cash equivalents at beginning of period                                  379,031           660,644
                                                                                ---------       -----------
Cash and cash equivalents at end of period                                      $ 449,763       $    69,064
                                                                                ---------       -----------

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                    $ 399,003       $   395,539
                                                                                =========       ===========

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gains (loss) on securities available for sale for the three months period ended March 31, 2001 and 2000 amounted to $(92,299) and $ 0 respectively.


 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)    BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Ezcony Interamerica Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations. The results of operations or cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2001.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)    EARNINGS PER SHARE - COMMON STOCK

Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the three months period ended March 31, 2001 and 2000, options and warrants totaling 725,030 were not included in the computation because their exercise price was greater than the average market price of the shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2000, and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1. of this quarterly report on Form 10-Q.

The financial information given below for the three months ended March 31, 2001 and 2000 refers to our continuing operations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net Sales
---------

Net sales decreased 25.3% to $13.9 million for the three months ended March 31, 2001, from $18.7 million for the same period in year 2000. The decrease is primarily attributable to decreased sales in our existing markets. We have also reduced our product lines products with low profit margins. Although there were significant increases in some of our markets, these were offset by overall decreases in the Caribbean region.

Gross Profit
------------

Gross profit increased 2.7% to $1.42 million for the three months ended March 31, 2001 from $1.384 million for the same period in 2000. Although sales were 25% less in the first three months of 2001, gross margin level contribution was attained due to sales of merchandise with better than historic margins.

Our gross profit margin increased 10.2% in the three month period ended March 31, 2001 compared to 7.4% in the comparable 2000 period as a result of selling products with high profit margins.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased to $881,476 for the three months ended March 31, 2001 compared to $820,474 for the same period in 2000.

The increase in selling, general and administrative expenses is primarily attributable to the following: (i) increase in the allowance for doubtful accounts receivable; (ii) increase in severance payments as a result of personnel reduction; and (iii) increase in professional service expenses in connection with a valuation and fairness opinion agreement.

Interest
--------

Interest income increased to $86,233 for the three months ended March 31, 2001 compared to $50,727 for the same period in 2000 due to interest charged to customers for past due balances.

Interest expense increased to $399,003 for the three months ended March 31, 2001 compared to $395,539 for the same period in 2000 as a result of increased interest paid to Hamilton Bank due to overdrafts.

Income (Loss) from Continuing Operations
----------------------------------------

Profit from continuing operations was $256,319 ($0.06 per share) for the three months ended March 31, 2001 compared to profit from continuing operations of $247,367 ($0.06 per share) for the three months ended March 31, 2000. The change was primarily due to selective sales of merchandise with better than historic margins.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds.

In the three months ended March 31, 2001, we generated $296,911 in cash from operating activities. This was primarily due to a $964,154 increase in trade accounts receivable, offset by $364,176 increase in accounts payable and $555,461 in accrued expenses and bank overdrafts. We may not have sufficient working capital to continue our present operations. Future decreases in cash from operating activities may force us to rely on further financing from third parties, which may not be available, or, in the sale of certain assets which may not be readily marketable.

For the three month period ended March 31, 2001, cash provided by investing activities was $11,964 which is attributable to a decrease in restricted cash balances of $20,000, offset by capital expenditures of $8,036.

In the three months ended March 31, 2001, cash used in financing activities was $238,143, principally due to repayment of long term debt.

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

At March 31, 2001, we had available with three banks an aggregate of $17.8 million in bank facilities of which $14.3 million was utilized. From time to time, we incur overdrafts with various financial institutions for periods of a few days. All of our lines of credit and credit facilities from our various lenders are "on demand."

We continue to have good relationships with our principal suppliers, Sony and Pioneer. At March 31, 2001, our credit facility with Sony was $3.4 million, which was partially collateralized by $2.4 million in stand-by letters of credit. Our credit facility with Pioneer at March 31, 2001, was $1.5 million which was partially collateralized by $800,000 million in stand-by letters of credit.

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

FORWARD LOOKING STATEMENTS

From time to time, we publish "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Such factors include, among others: (i) increasing working capital, (ii) obtaining and maintaining bank credits despite overdue status or other defaults from time to time, the general availability of credit from our principal suppliers and banks to finance our inventory, specifically, the continued cooperation of our major suppliers and our banks to provide credit, and their forbearance from time to time as well as the successful consolidation of our borrowings; (iii) the discontinuation of certain non-profit aspects of our business, e.g., certain products and customers; (iv)collection of receivables in excess of 90 days; (v) economic developments in those foreign countries in which we conduct a material amount of business, including Colombia, Paraguay, Ecuador, and Venezuela, as well as those markets which are the source of competition, e.g., Asia.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         NONE.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EZCONY INTERAMERICA INC.



Date: June 13, 2001                            BY: /s/ EZRA COHEN
                                                   -----------------------------
                                                   Ezra Cohen, President and
                                                   Chief Executive Officer



Date: June 13, 2001                            BY: /s/ CARLOS N. GALVEZ
                                                   -----------------------------
                                                   Carlos N. Galvez
                                                   Chief Financial Officer