Form 10-Q
period 2001-06-30
EZCONY INTERAMERICA INC
filed 2001-08-14
CIK 887947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2001             Commission File No. 0-20406


                           EZCONY INTERAMERICA INC.
                           ------------------------
            (Exact Name of Registrant as Specified in Its Charter)



                 British Virgin Islands               Not Applicable
                 ----------------------               --------------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)        Identification Number)

            Craigmuir Chambers, P.O. Box 71,
                  Road Town, Tortola                British Virgin Islands
      ---------------------------------------       ----------------------
      (Address of Principal Executive Offices)             (Country)

              Registrant's telephone number, including area code:
                            (507) 441-6566 (Panama)
                           ------------------------

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

At June 30, 2001 there were outstanding:

     4,188,780 common shares, no par value

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


                                                                                                           Page
                                                                                                         --------
                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
         June 30, 2001 and December 31, 2000.......................................................           3

         Condensed Consolidated Statements of Operations and Accumulated Deficit
         Three Months Ended June 30, 2001 and 2000................................................           4

         Condensed Consolidated Statement of Operations and Accumulated
         Deficit for Six Months Ended June 30, 2001 and 2000.......................................           5

         Condensed Consolidated Statement of Comprehensive Income
         Three Months Ended June 30, 2001 and 2000.................................................           6

         Condensed Consolidated Statement of Comprehensive Income.
         Six Months Ended June 30, 2001 and 2000...................................................           6

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000...................................................           7

         Notes to Condensed Consolidated Financial Statements......................................           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................................................           9

                                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................................          13

Signatures ........................................................................................          14

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                    ASSETS                                                 June 30,               December 31,
                                                                                             2001                     2000
                                                                                        -------------             ------------
Current assets:
  Cash and cash equivalents                                                             $     275,791            $     379,031
  Trade accounts receivable, net                                                           11,434,380               11,006,830
  Other Receivables                                                                           498,763                  381,897
  Due from directors, officers and employees, net                                             554,439                  494,910
  Inventories                                                                               3,101,625                3,700,662
     Marketable Securities                                                                    284,279                  388,706
     Prepaid expenses and other current assets                                              1,113,967                1,173,682
     Restricted cash                                                                        2,777,174                2,775,665
                                                                                        -------------             ------------
  Total Current Assets                                                                     20,040,418               20,301,383

Property and equipment, net                                                                 3,865,108                3,962,308

Other asset                                                                                   151,756                   75,963
                                                                                        -------------            -------------
                     Total assets                                                       $  24,057,282            $  24,339,654
                                                                                        =============            =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY



Current Liabilities:
  Bank Overdraft                                                                        $   1,036,603            $     957,802
  Current portion of long-term debt                                                           769,618                1,237,824
  Notes and acceptances payable                                                            10,144,614                8,928,294
  Accounts payable                                                                          7,436,063                8,752,251
  Accrued expenses and other current liabilities                                              105,718                  175,771
                                                                                        -------------            -------------
                     Total current liabilities                                             19,492,616               20,051,942

Long-term debt                                                                              2,774,863                2,774,863
                                                                                        -------------            -------------
                     Total liabilities                                                  $  22,267,479            $  22,826,805
                                                                                        -------------            -------------

Shareholders' equity:
  Common stock, no par value; 15,000,000 shares
     authorized; 4,188,780 and 4,510,000 shares issued and
     outstanding                                                                           12,954,723               12,954,723
Less: Treasury Stock at cost                                                                 (454,398)                (454,398)
     Accumulated other comprehensive income:
              Unrealized losses on securities available for sale                              (81,361)                       0
  Accumulated deficit                                                                     (10,629,161)             (10,987,476)
                                                                                        -------------            -------------
                     Total shareholders' equity                                             1,789,803                1,512,849
                                                                                        -------------            -------------
                     Total liabilities and shareholders' equity                         $  24,057,282            $  24,339,654
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

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)


                                                                                Three Months Ended June 30,
                                                                            -----------------------------------
                                                                                2001                   2000
                                                                            ------------           ------------
Net sales                                                                   $ 11,736,711           $ 14,430,119
Cost of sales                                                                 10,507,849             13,158,568
                                                                            ------------           ------------
             Gross profit                                                      1,228,862              1,271,551

Selling, general and administrative expenses                                     848,719                897,276
                                                                            ------------           ------------

Operating income                                                                 380,143                374,275
                                                                            ------------           ------------

Other income (expenses):
       Interest income                                                            65,290                137,460
       Interest expense                                                         (406,280)              (412,830)
       Other                                                                      62,843                (90,056)
                                                                            ------------           ------------
            Total Other Income (Expenses)                                       (278,147)              (365,426)
                                                                            ------------           ------------

Net Income                                                                       101,996                  8,849



Accumulated deficit, beginning of period                                     (10,731,157)            (8,934,395)
                                                                            ------------           ------------

Accumulated deficit, end of period                                           (10,629,161)          $ (8,925,546)
                                                                            ============           ============
Income per common share - basic:


       Net Income per share:                                                $       0.02           $      0.002
                                                                            ============           ============
Weighted average number of common shares
       outstanding - basic                                                     4,188,780              4,192,309
                                                                            ------------           ------------
Net Income per share:                                                       $       0.02           $      0.002
                                                                            ------------           ------------
Weighted average number of common shares
       Outstanding - dilutive                                                  4,188,780              4,385,182
                                                                            ============           ============


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                      OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                      Six Months Ended June 30,
                                                   ------------------------------
                                                         2001           2000
                                                   --------------   -------------

Net Sales                                          $   25,694,858   $ 33,116,433
Cost of Sales                                          23,044,803     30,460,576
                                                   --------------   ------------
  Gross Profit                                          2,650,055      2,655,857

Selling, general and administrative expenses            1,730,195      1,717,750
                                                   --------------   ------------
Operating Income                                          919,860        938,107
                                                   --------------   ------------
Other Income (expenses)
   Interest Income                                        151,523        188,187
   Interest (Expense)                                    (805,283)      (808,369)
   Other                                                   92,215        (61,709)
                                                   --------------   ------------
   Total Other Income (Expenses)                         (561,545)      (681,891)
                                                   --------------   ------------
   Net Income                                             358,315        256,216

Accumulated deficit, beginning of period              (10,987,476)    (9,181,762)
                                                   --------------   ------------
Accumulated deficit, end of period                    (10,629,161)     8,925,546
                                                   ==============   ============
Income per common share - basic:
   Net Income per share:                           $        0.086   $       0.06
                                                   --------------   ------------
   Weighted average number of common shares
     Outstanding - basic                                4,188,780      4,350,278
                                                   ==============   ============
Income per common share - dilutive
   Net Income per share:                           $        0.086   $       0.06
                                                   ==============   ============
   Weighted average number of common shares
     Outstanding - dilutive                             4,188,780      4,483,530
                                                   ==============   ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                             COMPREHENSIVE INCOME

                                                            Three Months Ended June 30
                                                            --------------------------
                                                               2001            2000
                                                            --------------------------
Net Income                                                  $ 101,996         $  8,849
Other Comprehensive Income:
 Unrealized holding gains arising during the period            10,938                0
Less: reclassification adjustments for gains included in
   net income                                                       0                0
                                                            ---------         --------
Total Comprehensive Income                                  $ 112,934         $  8,849
                                                            =========         ========

                                                             SIX MONTHS ENDED JUNE 30
                                                               2001            2000
                                                            --------------------------
Net Income
Other Comprehensive Income:                                 $ 358,315         $256,216
  Unrealized holding losses arising during the period         (81,361)               0
Less: reclassification adjustments for gains included in
    Net income                                                      0                0
                                                            ---------         --------
Total Comprehensive Income                                  $ 276,954         $256,216
                                                            =========         ========

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Six Months Ended June 30,
                                                                                       ------------------------------------
                                                                                            2001                   2000
                                                                                       ------------------------------------
Cash flows from operating activities:
 Net Income                                                                            $     358,315           $    256,216
      Reconciliation of net Income to net cash provided by
      operating activities:
      Depreciation and amortization                                                          110,616                108,294
      Provision for doubtful accounts                                                        386,426                331,809
      Changes in operating assets and liabilities:
          (Increase) decrease  in trade accounts receivable                                 (813,976)              (995,772)
          (Increase) decrease in other receivables                                          (116,866)              (195,522)
          Increase in due from directors, officers and employees, net                        (59,529)              (128,582)
          (Increase) decrease in inventories                                                 599,037             (2,008,949)
          Decrease (Increase) in prepaid expenses and other assets                            59,715                225,347
          (Increase) Decrease in trading securities                                           23,066               (260,916)
          Increase in other assets                                                           (75,793)               (30,070)
          Increase (decrease) in accounts payable                                         (1,316,188)             6,213,274
          Increase in accrued expenses, other
          current liabilities and bank overdraft                                               8,748                 22,509
                                                                                       -------------           ------------
                        Net cash provided by  operating activities                     $    (836,429)          $  3,537,638
                                                                                       -------------           ------------

Cash flows from investing activities:
 Decrease (Increase) in restricted cash, net                                           $      (1,509)          $  1,185,504
 Purchase of securities available for sale                                                         0               (287,998)
 Purchases of property and equipment                                                         (13,416)               (15,942)
                                                                                       -------------           ------------
                        Net cash provided by investing activities                      $     (14,925)          $    881,564
                                                                                       -------------           ------------

Cash flows from financing activities:
 (Repayment of) proceeds from notes and acceptances payable                            $   1,216,320           $ (5,937,294)
 Repayment of long-term debt                                                                (468,206)             1,550,352
 Purchase of Treasury Stock                                                                        0               (454,398)
                                                                                       -------------           ------------
                        Net cash used by financing activities                          $     748,114           $ (4,841,340)
                                                                                       -------------           ------------

Net increase (decrease) in cash and cash equivalents                                   $    (103,240)              (422,138)

Cash and cash equivalents at beginning of period                                             379,031                660,644
                                                                                       -------------           ------------

Cash and cash equivalents at end of period                                             $     275,791           $    238,506
                                                                                       -------------           ------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest                                              $     805,283           $    808,369
                                                                                       =============           ============

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gains (loss) on securities available for sale for the six months period ended June 30, 2001 and 2000 amounted to $(81,362) and $ 0 respectively.

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Ezcony Interamerica Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations. The results of operations or cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2001.

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

(2)  EARNINGS PER SHARE - COMMON  STOCK

Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the six months period ended June 30, 2001 and 2000, options and warrants totaling 725,030 and 640,030 were not included in the computation because their exercise price was greater than the average market price of the shares.

(3)  EXAMINATION OF NEW OR DIFFERENT TYPES OF BUSINESS

Management is of the opinion that the shareholders might be better served if the Company were able to successfully transition into a business with greater growth potential than its current business. Management believes that there will be continued pressure on margins and the ability to achieve profitable operations in its current line of business. Management has sought guidance from investment bankers in this regard and has involved counsel in its review of potential opportunities. The Company's efforts in these new ventures are in the planning stages and no information regarding these activities has been made public.

(4)  INCOME TAXES

Effective January 1, 1997, all income derived from export operations of companies operating in the Colon Free Zone are tax exempt. Accordingly, the Company did not record any provision for income taxes for its operations in Panama.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in
Item 1. of this quarterly report on Form 10-Q.

The financial information given below for the six months ended June 30, 2001 and 2000 refers to the continuing operations of the Company.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net Sales
---------

Net sales decreased 18.51% to $11.7 million for the three months ended June 30, 2001, from $14.4 million for the same period in year 2000. The decrease is primarily attributable to the decrease of sales in the Company's existing markets, restriction of credit sales and the elimination of clients in default. We have also reduced our product line to eliminate low selling brand names and have implemented a customer and margin selective sales program.

Gross Profit
------------

Gross profit decreased 3.3% to $1.229 million for the three months ended June 30, 2001 from $1.271 million for the same period in 2000. Although sales were 18.7% less in the three months ended June 30, 2001, this gross margin level contribution was attained due to an increase in selective sales of merchandise with better margins than in the previous year.

The Company's gross profit margin increased to 10.5% in the three-month period ended June 30, 2001 compared to 8.8% in the comparable 2000 period as a result of selling products with higher profit margins than in the previous year.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased to $848,719 for the three months ended June 30, 2001 compared to $897,276 for the same period in 2000.

The decrease in selling, general and administrative expenses is primarily attributable to the following factors: (i) a decrease in commissions due to changes in our commission policy and sales force; and (ii) a decrease of bank charges paid to our lender as a result of a reduction in financing transactions.

Interest
--------

Interest income decreased to $65,290 for the three months ended June 30, 2001 compared to $137,460 for the same period in 2000 due to a decrease in the interest charged to customers for past due balances.

Interest expense decreased to $406,280 for the three months ended June 30, 2001 compared to $412,830 for the same period in 2000 as a result of a decrease in interest rates. While our balance of bank borrowings increased, interest rates on bank debt was lower than in the previous year.

Other Income
------------

Other Income increased to a profit of $62,843 for the three months ended June 30, 2001 compared to a loss of $90,056 for the same period in 2000 primarily due to the reduction of losses incurred on trading securities and an increase in commissions for goods transferred in the Free Zone.

Income (Loss) from Continuing Operations
----------------------------------------

Profit from continuing operations was $101,996 ($0.02 per share) for the three months ended June 30, 2001 compared to a profit from continuing operations of $8,849 ($0.002 per share) for the three months ended June 30, 2000. The change was primarily due to obtaining better margins on selective sales, of products, decrease in commissions and bank charges and a reduction of losses incurred on trading securities.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET SALES

Total Net Sales amounted to $25.7 million for the six months ended June 30, 2001, compared to $33.1 million for the same period in year 2000. The decrease in total sales is primarily attributable to the decrease of sales in the Company's existing markets, restriction of credit sales and the elimination of default clients. The Company has also reduced its product lines to eliminate slow selling brand names and has implemented a customer and margin selective sales program.

GROSS PROFIT

Gross profit decreased to $2,650,055 for the six months ended June 30, 2001 compared to $2,655,857 for the same period in year 2000. The Company's margin increased to 10.3% in the six months period ended June 30, 2001 compared to 8.0% for the same period in 2000. The increase is primarily due to selective sales of merchandise with improved margins during this period as compared to the same period in the previous year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses increased 0.7% to $1,730,195 for the six months ended June 30, 2001, compared to $1,717,750 for the same period in 2000. The increase is primarily attributable to increases in insurance coverage, promotional expenses related to the marketing of our exclusive products, an increase in the reserve for doubtful accounts receivable and an increase in severance payments made in connection with a reduction of our personnel.

INTEREST

Interest Income decreased to $151,523 for the six months ended June 30, 2001 compared to $188,187 for the same period in 2000. The change is primarily due to a decrease in the interest charged to customers with past due accounts.

Interest expense remained constant at $805,283 for the six months period ended June 30, 2001, compared to $808,369 for the same period in year 2000. While our balances of bank borrowings increased, interest rates on such borrowings during the six months ended June 30, 2001 were lower from those in the same period in the previous year.

OTHER INCOME

Other Income increased to a profit of $92,215 for the six months ended June 30, 2001, compared to a loss of $61,709 for the same period in the previous year. This change is primarily due to an increase of $44,081 in commissions for goods transferred in the Free Zone and a decrease of $109,864 of losses incurred on trading securities compared to the previous year.

NET PROFIT

Net income for the six months ended June 30, 2001 was $358,315, compared to $256,216 for the same period in year 2000. An increase of 39.8% during the current period is primarily attributable to improved margins obtained in selective sales of merchandise than in the previous year, an increase in commissions as a result of transferring more inventory in the Free Zone and a decrease in losses on trading securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically, and will continue to, finance its operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds.

The Company used $836,429 in cash from operating activities in the six months ended June 30, 2001. This was primarily due to a $813,976 increase in trade accounts receivable and a decrease of $1,316,188 in accounts payable offset by a decrease in inventory of $559,037 and the provision of an allowance for doubtful accounts of $386,426.

Cash used in investing activities was $14,925 for the six months ended June 30, 2001 which is attributable to purchases of property and equipment.

Cash provided by financing activities was $748,114 in the six months ended June 30, 2001 principally due to an increase in borrowings on notes and accounts payable.

Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from its operations. Expanded sales in existing markets were primarily made on a credit basis as compared to cash basis. Future political and economic changes in the Latin American countries in which the Company primarily sells its products, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its accounts receivable.

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

At June 30, 2001, the Company had available with five banks an aggregate of $17.8 million in bank facilities of which $12.2 million was utilized. From time to time, the Company is overdue with various bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowings. All of the Company's lines of credit and credit facilities from its various lenders are due "on demand".

The Company continues to have good relationships with its principal suppliers, Sony and Pioneer. At June 30, 2001, the Company's credit facility with Sony was $1 million, which was partially collateralized by $1 million in stand-by letters of credit. The Company's credit facility with Pioneer at June 30, 2001, was $1.5 million which was partially collateralized by $800,000 million in stand-by letters of credit. The Company's credit facility with Samsung was $2.0 million partially collateralized by $ 1 million in stand-by letters of credit.

For a variety of political and economic reasons, the import of nonessential items such as consumer electronics has been restricted or prohibited from time to time by many Latin American countries through exchange controls, import quotas and restrictions, tariffs and other means. Accordingly, changes in the trade policies of Latin American countries affect both the market for the Company's products as well as the Company's ability to sell its products. The ability of the Company to sustain continued sales growth is greatly dependent on the continuing favorable economic and political climate of the Latin American countries that it is currently operating in, the Company's ability to maintain or increase the profit margins on its sales within the competitive market that it operates in, availability of payment methods to its customers, and, to a lesser extent, product availability .

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

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) the successful retrenchment of the Company's operations in Panama; (ii) the general availability of credit from its principal suppliers and banks to the Company to finance its inventory, specifically, the continued cooperation of its major suppliers and its banks to provide credit and their forbearance from time to time as well as the successful consolidation of the Company's borrowings; (iii) the discontinuation of certain non-profit aspects of its business, e.g. certain products and customers; (iv) the Company's ability to maintain or increase the profit margins on its sales within the highly competitive markets in which it operates in; (v) economic developments in those foreign countries in which the Company conducts a material amount of business, including Colombia, Paraguay, Ecuador and Venezuela, as well as those markets which are the source of competition, e.g. Asia.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EZCONY INTERAMERICA INC.



Date: August 14, 2001               BY:  /s/ EZRA COHEN
                                         -------------------------
                                         Ezra Cohen, President and
                                         Chief Executive Officer



Date: August 14, 2001               BY:  /s/ CARLOS N. GALVEZ
                                         --------------------
                                         Carlos N. Galvez
                                         Chief Financial Officer