Form 10-Q
period 2001-09-30
EZCONY INTERAMERICA INC
filed 2001-11-13
CIK 887947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2001        Commission File No. 0-20406


                           EZCONY INTERAMERICA INC.
                           ------------------------
            (Exact Name of Registrant as Specified in Its Charter)



          British Virgin Islands                        Not Applicable
------------------------------------------    ---------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

    Craigmuir Chambers, P.O. Box 71,
           Road Town, Tortola                       British Virgin Islands
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                   (Country)

              Registrant's telephone number, including area code:
                            (507) 441-6566 (Panama)
        ---------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


          YES   X       NO
               ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At November 6, 2001
there were outstanding:

     4,188,780 common shares, no par value

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


                                                                                                 Page
                                                                                              ----------
                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                                     3
         September 30, 2001 and December 31, 2000

         Condensed Consolidated Statements of Operations and Accumulated Deficit                   4
         Three Months Ended September 30, 2001 and 2000

         Condensed Consolidated Statement of Operations and Accumulated Deficit                    5
         for Nine Months Ended September 30, 2001 and 2000

         Condensed Consolidated Statement of Comprehensive Income                                  6
         Three Months Ended September 30, 2001 and 2000

         Condensed Consolidated Statement of Comprehensive Income
         Nine Months Ended September 30, 2001 and 2000                                             6

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2001 and 2000                                             7

         Notes to Condensed Consolidated Financial Statements                                      8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                      10

                                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                         16

Signatures                                                                                        17

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                          ASSETS                                         September 30,    December 31,
                                                                             2001             2000
                                                                         -------------    ------------
Current assets:
    Cash and cash equivalents                                            $     165,552     $    379,031
    Trade accounts receivable, net                                          13,636,376       11,006,830
    Other Receivables                                                          654,843          381,897
    Due from directors, officers and employees, net                            561,903          494,910
    Inventories                                                              3,049,193        3,700,662
    Marketable Securities                                                      295,486          388,706
    Prepaid expenses and other current assets                                  809,665        1,173,682
    Restricted cash                                                          1,331,885        2,775,665
                                                                         -------------     ------------
                 Total current assets                                       20,504,903       20,301,383

Property and equipment, net                                                  3,851,715        3,962,308
Other assets                                                                   287,042           75,963
                                                                         -------------     ------------

                 Total assets                                            $  24,643,660     $ 24,339,654
                                                                         =============     ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank Overdraft                                                       $   1,960,409     $    957,802
    Current portion of long-term debt                                          769,618        1,237,824
    Notes and acceptances payable                                            6,652,235        8,928,294
    Accounts payable                                                         8,332,228        8,752,251
    Accrued expenses and other current liabilities                              97,445          175,771
                                                                         -------------     ------------
                 Total current liabilities                               $  17,811,935     $ 20,051,942
                                                                         -------------     ------------

Long-term debt                                                               5,016,097     $  2,774,863
                                                                         -------------     ------------
                 Total liabilities                                       $  22,828,032     $ 22,826,805
                                                                         -------------     ------------

Shareholders' equity:
    Common stock, no par value; 15,000,000 shares
      authorized; 4,188,780 shares issued
      and 4,510,000 shares outstanding at
      September 30, 2001 and December 31, 2000                              12,954,723       12,954,723

    Less: Treasury Stock at cost                                              (454,398)        (454,398)
    Accumulated Other Comprehensive Income:
      Unrealized losses on Securities available for sale                       (64,210)               0
    Accumulated Deficit                                                    (10,620,487)     (10,987,476)
                                                                         -------------     ------------
                 Total shareholders' equity                                  1,815,628        1,512,849
                                                                         -------------     ------------

        Total liabilities and shareholders' equity                       $  24,643,660     $ 24,339,654
                                                                         =============     ============

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)


                                                                           Three Months Ended September 30,
                                                                          ----------------------------------
                                                                              2001                  2000
                                                                          ------------          ------------
Net sales                                                                 $ 11,655,280          $ 16,372,828
Cost of sales                                                               10,621,738            14,894,778
                                                                          ------------          ------------
             Gross profit                                                    1,033,542             1,478,050
                                                                          ------------          ------------

Selling, general and administrative expenses                                   706,205               969,942
                                                                          ------------          ------------

Operating income                                                               327,337               508,108
                                                                          ------------          ------------

Other income (expenses):
    Interest income                                                             47,207                65,389
    Interest expense                                                          (371,984)             (460,926)
    Other                                                                        6,114               (94,924)
                                                                          ------------          ------------
    Total Other Income ( Expenses)                                            (318,663)             (490,461)
                                                                          ------------          ------------

Net Income                                                                $      8,674                17,647
                                                                          ------------          ------------


Accumulated deficit, beginning of period                                   (10,629,161)           (8,925,546)

Accumulated deficit, end of period                                         (10,620,487)           (8,907,899)
                                                                          ============          ============
Income per common share - basic:


    Net Income                                                            $      0.002          $      0.004
                                                                          ============          ============
Weighted average number of common shares
    outstanding - basic                                                      4,188,780             4,188,780
                                                                          ============          ============
Income per common  share - dilutive:
Net Income                                                                $      0.002          $      0.004

Weighted average number of common shares
    outstanding - dilutive                                                   4,188,780             4,364,858
                                                                          ============          ============

                      The accompanying notes to Condensed
                   Consolidated Financial  Statements are an
                       integral part of these statements

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND ACCUMULATED DEFICIT

                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                          2001                 2000
                                                     ----------------------------------
Net Sales                                            $  37,350,138        $  49,489,261
Cost of Sales                                           33,666,541           45,355,354
                                                     -------------        -------------
Gross Profit                                         $   3,683,597        $   4,133,907

Selling, General and Administrative Expenses             2,436,400            2,687,692
                                                     -------------        -------------
Operating Income                                         1,247,197            1,446,215
                                                     -------------        -------------
Other Income (Expenses)
    Interest Income                                        198,730              253,576
    Interest Expense                                    (1,177,267)          (1,269,295)
    Other                                                   98,329             (156,633)
                                                     -------------        -------------
    Total Other Income (Expenses)                    $    (880,208)       $  (1,172,352)
                                                     -------------        -------------
Net Income                                           $     366,989        $     273,863

Accumulated deficit, beginning of period               (10,987,476)          (9,181,762)
                                                     -------------        -------------
Accumulated deficit, end of period                     (10,620,487)          (8,907,899)
                                                     =============        =============
Income per common share - basic:

  Net  Income                                        $        0.09                $0.06
                                                     -------------        -------------
Weighted average number of common shares
 outstanding - basic                                     4,188,780            4,295,853
                                                     -------------        -------------

Income per common share - dilutive:

Net Income                                           $        0.09        $        0.06
                                                     =============        =============
Weighted average number of common shares
outstanding - dilutive                                   4,188,780            4,443,380
                                                     =============        =============

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                  EZCONY INTERAMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                             COMPREHENSIVE INCOME

                                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                                         2001            2000
                                                                         ----            ----
Net Income                                                             $  8,694        $ 17,647
Other Comprehensive Income:
 Unrealized holding gains arising during the period                      17,151               0
Less: reclassification adjustments to gains included in net income            0               0
                                                                       --------        --------
Total Comprehensive Income                                             $ 25,845        $ 17,647
                                                                       ========        ========

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                         2001            2000
                                                                         ----            ----
Net Income                                                             $367,009        $273,863
Other Comprehensive Income:
 Unrealized holding losses arising during the period                    (64,210)
Less: reclassification adjustments for gains included in net income           0               0
                                                                       --------        --------
Total Comprehensive Income                                             $302,799        $273,863
                                                                       ========        ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Nine  Months Ended September,
                                                                                  -----------------------------
                                                                                      2001             2000
                                                                                  ------------     ------------
Cash flows from operating activities:
    Net profit                                                                    $    366,989     $    273,863
    Reconciliation of net income to net cash  (used in)
        provided by operating activities-
        Depreciation and amortization                                                  166,431          162,971
        Provision for doubtful accounts                                                561,773          496,289

        Changes in operating assets and liabilities:
            (Increase) in trade accounts receivable                                 (3,191,319)      (2,579,110)
            (Increase) in other receivables                                           (272,946)        (117,795)
            Decrease (Increase) in inventories                                         651,469         (371,860)
            Decrease in Trading securities                                             100,982          218,705
            Decrease in prepaid expenses and other current assets                      364,017          474,920
            (Increase) in other assets                                                (283,051)        (287,845)
            Increase in accounts payable                                               582,584        4,892,478
            (Decrease)  Increase in accrued expenses and other
              current liabilities                                                      (78,326)         133,746
                                                                                  ------------     ------------
                 Net cash (used in) provided by operating activities                (1,031,397)       3,296,362
                                                                                  ------------     ------------
Cash flows from investing activities:
    Decrease in restricted cash, net                                                 1,443,780        1,326,134
    Purchase of securities available for sale                                                0         (291,140)
    Purchases of property and equipment                                                (55,838)         (27,531)
    Increase in due from directors, officers and employees, net                        (66,993)        (129,215)
                                                                                  ------------     ------------
                 Net cash provided by investing activities                           1,320,949          878,248
                                                                                  ------------     ------------


Cash flows from financing activities:
    Proceeds from notes and acceptances payable                                     13,227,117       26,385,549
    Repayment of notes and acceptances payable                                     (15,503,176)     (32,499,513)
    Repayment of long-term debt                                                      1,773,028        1,328,181
    Purchase of Treasury Stock                                                               0         (454,398)
                                                                                  ------------     ------------
                 Net cash used in financing activities                                (503,031)      (4,790,181)
                                                                                  ------------     ------------

Net decrease in cash and cash equivalents                                             (213,479)        (615,571)

Cash and cash equivalents at beginning of period                                       379,031          660,644
                                                                                  ------------     ------------

Cash and cash equivalents at end of period                                        $    165,552     $     45,073
                                                                                  ------------     ------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                      $  1,177,267     $  1,269,295
                                                                                  ============     ============

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss) on securities available for sale for the nine months periods ended September 30, 2001 and 2000 amounted to $(64,210) and $ 0 , respectively. The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   EZCONY INTERAMERICA INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)
ITEM 1

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     In management's opinion, the accompanying unaudited condensed consolidated financial statements of Ezcony Interamerica Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations. The results of operations or cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2001.

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted. The condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  EARNINGS PER SHARE - COMMON  STOCK

     Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the three and nine month period ended September 30, 2001 and 2000, options and warrants totaling 725,030 and 695,030, respectively, were not included in the computation because their exercise price was greater than the average market price of the shares.

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

     The financial information given below for the three and nine months ended September 30, 2001 and 2000 refers to the continuing operations of the Company.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Sales
---------

     Net sales decreased 28.8 % to $ 11.7 million for the three months ended September 30, 2001, from $16.4 million for the same period in year 2000. The decrease in total sales is primarily attributable to the decrease of sales in the Company's existing markets, restriction of credit sales and the elimination of default clients. The Company has also reduced its product lines to eliminate slow selling brand names and has implemented a customer and margin selective sales program.

Gross Profit
------------

     Gross profit decreased 30% to $ 1.0 million for the three months ended September 30, 2001 from $ 1.4 million for the same period in 2000. The decrease was primarily attributable to the decrease of foreign business activity in Latin America The decrease was also attributable to the September 11, 2001 terrorist attacks on the World Trade Center in the United States of America. The Company's gross profit margin decreased to 8.9% in the three month period ended September 30, 2001 compared to 9.0% in the comparable year 2000 period as a result of selective sales of merchandise with lower margins than in the previous year.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses decreased to $706,205 for the three months ended September 30, 2001 compared to $969,942 for the same period in 2000.

The decrease in selling, general and administrative expenses is primarily attributable to the following: decrease in commissions due to changes in our commission policy and sales force, and a decrease of bank charges paid to our lender as a result of a reduction in financing transactions.

Interest
--------

     Interest income decreased to $47,207 for the three months ended September 30, 2001 compared to $65,389 for the same period in 2000 due to a decrease in the interest charged to customers for past due balances.

     Interest expense decreased to $371,984 for the three months ended September 30, 2001 compared to $460,926 for the same period in 2000 as a result of a decrease in interest rates. While our balance of bank borrowings increased, the decrease in our interest expense is due to lower interest rates applied to our bank debt than in the previous year.

Other Income
------------

     Other Income increased to a profit of $6,114 for the three months ended September 30, 2001 as compared to a loss of $94,924 for the same period in 2000 primarily due to the reduction of losses arising from trading securities and an increase in commissions for goods transferred in the Free Zone.

Income (Loss) from Continuing Operations
----------------------------------------

     Profit from continuing operations was $8,674 ($0.002 per share) for the three months ended September 30, 2001 compared to a profit from continuing operations of $17,647 ($0.004 per share) for the three months ended September 30, 2000. The change was primarily due to a decrease of sales in the three months period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET SALES

     Total Net Sales amounted to $37.4 million for the nine months ended September 30, 2001, compared to $49.5 million for the same period in 2000. The decrease in total sales is primarily attributable to the decrease of sales in the Company's existing markets , restriction of credit sales and the elimination of default clients. The Company has also reduced its product lines to eliminate slow selling brand names and has implemented a customer and margin selective sales program.

GROSS PROFIT

     Gross profit decreased to $3.7 million for the nine months ended September 30, 2001 compared to $4.1 million for the same period in year 2000. The Company's profit margin increased to 9.8% in the nine-month period ended September 30, 2001 as compared to 8.4% for the same period in 2000. The increase is primarily due to selective sales of merchandise with better margins than in the previous year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, General and Administrative expenses decreased 9.4% to $2,436,400 for the nine months ended September 30, 2001, compared to $ 2,687,692 for the same period in 2000. The decrease is primarily attributable to decreases in commissions, travel expenses and bank charges, which were partially offset by increases in the reserve for doubtful accounts receivable, professional fees and advertising expenses.

INTEREST

     Interest Income decreased to $198,730 for the nine months ended September 30, 2001 compared to $253,576 for the same period in 2000. The change is primarily due to a decrease in the interest charged to customers with past due accounts.

     Interest expense decreased to $1,177,267 for the nine months period ended September 30, 2001, compared to $ 1,269,295 for the same period in year 2000. While balances of bank borrowings increased, interest rates applicable to such borrowings during the nine-month period ended September 30, 2001 were lower from those in the same period of the previous year.

OTHER INCOME

     Other Income increased to a profit of $98,329 for the nine months ended September 30, 2001, compared to a loss of $156,633 for the same period in 2000. The change is primarily due to an increase in commissions for goods transferred in the Free Zone and a decrease of losses incurred on trading securities compared to the previous year.

NET PROFIT

     Net income for the nine months ended September 30, 2001 was $ 366,989 compared to $273,863 for the same period in year 2000. An increase of 34% during the current period is primarily attributable to improved margins on merchandise sales than in the previous year, and lower selling, general and administrative expenses and a decrease on losses on trading securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically, and will continue to, finance its operations through short-term bank borrowings, trade credit and, to a lesser extent, internally generated funds.

     The Company used $1,031,397 in cash from operating activities in the nine months ended September 30, 2001. This was primarily due to a $3,191,319 increase in trade accounts receivable offset by an increase of $582,584 in accounts payable, a decrease in inventory of $651,469 and a provision for doubtful accounts of $561,773.

     Cash provided in investing activities was $1,320,949 for the nine months ended September 30, 2001, which is primarily attributable to a decrease in restricted cash.

     Cash used by financing activities was $ 503,031 for the nine months ended September 30, 2001 principally due to repayment of notes and acceptances payable and restructuring of long-term debt. Management believes that the Company's ability to repay its indebtedness must be achieved primarily through funds generated from our operations. Expanded sales in existing markets were primarily made on a credit basis as compared to cash basis. Future political and economic changes in the Latin American countries in which the Company sells, such as the imposition or lifting of exchange controls, may affect the Company's ability to collect its accounts receivable.

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

     At September 30, 2001, the Company had available with five banks an aggregate of $15.5 million in bank facilities of which $ 15.4 million was utilized. From time to time, the Company is overdue with various bank lenders for periods of a few days for amounts the Company does not consider to be significant in light of the size of its borrowing. All of the Company's lines of credit and credit facilities from its various lenders are "on demand".

     The Company continues to have good relationships with its principal suppliers, Sony and Pioneer, Samsung and Daewoo. At September 30, 2001 , the Company's credit facility with Sony was $1.0 million, of which $742,763 was due and which was partially collateralized by $1.0 million in stand-by letters of credit. The Company's credit facility with Pioneer at September 30, 2001, was $
3.4 million, of which $2.8 million was due and which was partially collateralized by $800,000 million in stand-by letters of credit. The Company's credit facility with Samsung was $ 2.0 million, of which $1.3 was due and which was partially collateralized by $ 1 million in stand-by letters of credit. The Company's credit facility with Daewoo was $2.0 million, of which $2.4million was due and which was partially collateralized by a $500,000 stand-by letter of credit.

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

COUNTRY RISK

     The Company does a substantial amount of business in Latin America. There are significant "country risks" which arise in connection with this business, including those associated with the receipt of payment for goods sold. Colombia, which represents a significant market for the Company, is a country in which the United States government has taken a particular interest in monitoring the flow of funds. Although the Company believes that payments received currently comply with all applicable United States government laws and regulations, there can be no assurance that forms of payment will not be challenged by the United States government, or that business done in Colombia by the Company will not be materially affected by this governmental scrutiny.

SEASONALITY

     The Company's operations have historically been seasonal, with generally higher sales in the third and fourth fiscal quarters. Typically, higher third and fourth quarter sales result from increased sales in anticipation of the holiday season. In addition, sales may also vary by fiscal quarter as a result of the availability of merchandise for sale. Therefore, the results of any interim period are not necessarily indicative of the results that might be expected during a full fiscal year.

FORWARD LOOKING STATEMENTS

     From time to time, the Company publishes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q, which relate to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such factors include, among others: (i) the successful retrenchment of the Company's operations in Panama; (ii) the general availability of credit from principal suppliers and banks used by the Company to finance its inventory, specifically, the continued cooperation of its major suppliers and its banks to provide credit and their forbearance from time to time as well as the successful consolidation of the Company's borrowings; (iii) the elimination or discontinuation of certain non-profit aspects of its business, e.g., certain products and customers; (iv) the Company's ability to maintain or increase the profit margins on its sales within the highly competitive markets in which it operates; and (v) economic developments in those foreign countries in which the Company conducts a material amount of business, including Colombia, Paraguay, Ecuador and Venezuela, as well as those markets which are a source of competition, e.g., Asia.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EZCONY INTERAMERICA INC.



Date: November 13, 2001             BY: /s/ EZRA COHEN
                                        -------------------------
                                    Ezra Cohen, President and
                                    Chief Executive Officer



Date: November 13, 2001             BY: /s/ CARLOS N. GALVEZ
                                        -------------------------
                                        Carlos N. Galvez
                                        Chief Financial Officer