Form 10-K405/A
period 2000-12-31
EZCONY INTERAMERICA INC
filed 2002-02-28
CIK 887947

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-20406

                            EZCONY INTERAMERICA INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

   BRITISH VIRGIN ISLANDS                             NOT APPLICABLE
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         Craigmiur Chambers
             P.O. Box 71
Road Town, Tortola, British Virgin Islands                       NONE
------------------------------------------             -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (507) 441-6566

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, no par value
 -------------------------------------------------------------------------------
                                (Title of Class)

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


EXPLANATORY NOTE

     This Amendment to the report on Form 10-K for the fiscal year ended December 31, 2000 of Ezcony Interamerica Inc ("Ezcony") is being filed by Ezcony to amend the signature page thereto so that it complies with the guidelines promulgated by the Commission.

     The Signature Page is hereby amended and restated as filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Ezcony Interamerica Inc.


                                 By:        /s/ Ezra Cohen
                                     -----------------------------------
                                     Ezra Cohen, Chief Executive Officer


                                 Dated: February 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                Title                              Date
              ---------                                -----                              ----


/s/ Ezra Cohen
-----------------------------------     Director, Chief Executive Officer          February 28, 2002
Ezra Cohen


/s/ Carlos N. Galvez
-----------------------------------     Chief Financial Officer, Director          February 28, 2002
Carlos N. Galvez


/s/ Moises E. Cohen
-----------------------------------     Director                                   February 28, 2002
Moises Ezra Cohen



                                        Director                                  February ____, 2002
-----------------------------------
Leonard J. Sokolow